Form 10-Q
period 1995-01-31
TELEVIDEO SYSTEMS INC
filed 1995-03-15
CIK 353779

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 1995

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ______________

                        Commission file number: 0-11552

                            TELEVIDEO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 94-2383795
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

     550 East Brokaw Road, P.O.Box 49048, San Jose, California  95161-9048
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (408) 954-8333
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X  NO
                                     ---   ---

         The number of shares outstanding of registrant's Common Stock, as of March 7, 1995 is: 44,810,860.


                           (Consisting of 17 pages.)

                            TELEVIDEO SYSTEMS, INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 1995

                                     INDEX

                                                                      PAGE NO.

PART I.            Financial Information                                    3

         ITEM 1.   FINANCIAL STATEMENTS

                   Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets -
                   January 31, 1995 and October 31, 1994                    4

                   Condensed Consolidated Statements of
                   Operations - Three Months Ended January 31,
                   1995, and January 31, 1994                               5

                   Condensed Consolidated Statements of Cash
                   Flows - Three Months Ended January 31, 1995,
                   and January 31, 1994                                     6

                   Notes to Condensed Consolidated Financial
                   Statements - January 31, 1995                            7

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                              13


PART II.           Other Information                                       16

         ITEM 1.   LEGAL PROCEEDINGS                                       16

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                        16

                   SIGNATURES                                              17

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                            TELEVIDEO SYSTEMS, INC.

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1995 AND 1994 QUARTERLY DATA


         The condensed consolidated financial statements included herein have been prepared by the management of TeleVideo Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

         It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended October 31, 1994.

         The results of operations for the three-month period ended January 31, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1995.





            [The remainder of this page is intentionally left blank]

                            TELEVIDEO SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       January 31,               October 31,
                                                                          1995                      1994
                                                                       -----------               -----------
ASSETS
 Current Assets:
   Cash and cash equivalents                                            $   4,580                 $   2,131
     (including restricted cash of
      $1,500 in 1995 and 1994)
   Marketable securities                                                       58                        68
   Accounts receivable, net                                                 1,657                     2,045
   Inventories                                                              5,455                     5,757
   Prepayments and other                                                      270                       458
                                                                        ---------                 ---------
   Total current assets                                                    12,020                    10,459
                                                                        ---------                 ---------

 Property, plant and equipment:
   Property, plant and equipment                                            4,702                    16,419
   Less accumulated depreciation                                           (2,497)                  ( 6,983)
                                                                        ---------                 ---------
   Net property, plant and equipment                                        2,205                     9,436
                                                                        ---------                 ---------
 Investment in affiliates (Note 2)                                            644                       644
 Notes and interest receivable from
   related parties (Note 6)                                                 3,901                     3,506
 Other assets                                                               5,000                        -
                                                                        ---------                 ---------
 Total assets                                                           $  23,770                 $  24,045
                                                                        =========                 =========
LIABILITIES & STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                     $     465                 $   1,363
   Accrued liabilities                                                      1,088                     1,239
   Income taxes                                                               611                       611
                                                                       ----------                 ---------
   Total current liabilities                                                2,164                     3,213
                                                                       ----------                 ---------
 Stockholders' equity:
   Common stock                                                               446                       446
   Additional paid in capital                                              95,428                    95,428
   Accumulated deficit                                                    (74,268)                  (75,042)
                                                                       ----------                 ---------
   Total stockholders' equity                                              21,606                    20,832
                                                                       ----------                 ---------
 Total liabilities & stockholders' equity                               $  23,770                 $  24,045
                                                                        =========                 =========


                            TELEVIDEO SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1995 AND JANUARY 31, 1994
                    (In thousands, except per share amounts)



                                                                          1995                       1994
                                                                       -----------               ----------
Net sales                                                              $   2,599                 $   3,456
Cost of sales                                                              1,879                     2,595
                                                                       ---------                 ---------
Gross profit                                                                 720                       861
                                                                       ---------                 ---------
Operating expenses:
         Marketing                                                           663                       723
         Research and development                                            433                       432
         General and administrative                                          257                       412
                                                                       ---------                 ---------
         Total operating expenses                                          1,353                     1,567
                                                                       ---------                 ---------
Loss from operations                                                        (633)                     (706)
                                                                       ---------                 ---------
         Investment gain                                                       -                         -
         Interest income                                                     128                       120
         Other income (*)                                                  1,281                       200
                                                                       ---------                 ---------
Net gain (loss) before income tax                                            776                      (386)
Income taxes                                                                  (1)                       (4)
                                                                       ---------                 ---------
Net gain (loss) after income tax                                       $     775                 $    (390)
                                                                       =========                 =========

Net gain (loss) per share                                              $    0.02                 $   (0.01)
                                                                       =========                 =========


Average shares outstanding                                                44,641                    44,585
                                                                       =========                 =========


(*) Including a gain of $1.3 million from the sale of the building in December 1994.

                            TELEVIDEO SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1995 AND JANUARY 31, 1994
                                 (In thousands)

                                                                             1995                     1994
                                                                          -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $      775              $     (389)
  Charges (credits) to operations not
           affecting cash:
         Depreciation                                                              87                     175
  Changes in certain current assets
           and liabilities:
         Accounts receivable                                                      387                     (69)
         Inventories                                                              302                     174
         Prepayments and other                                                   (102)                   (874)
         Accounts payable                                                        (899)                    550
         Accrued liabilities                                                     (150)                   (409)
         Income taxes                                                               0                  (1,541)
                                                                           ----------              ----------
Net cash provided by (used in)
  operating activities                                                            400                  (2,383)
                                                                           ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net retirements of (additions to) property,
     plant & equipment                                                          7,144                      (3)
  Decrease (increase) in other assets                                          (5,010)                     (9)
  Investment in marketable securities                                              10                   2,485
  Investment in affiliate                                                           0                     183
  Loan to affiliate                                                               (95)                    236
                                                                           ----------              ----------
Net cash provided by (used in) investing
  activities                                                                    2,049                   2,892
                                                                           ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                            0                       2
                                                                           ----------              ----------
Net cash provided by financing activities                                           0                       2
                                                                           ----------              ----------
Increase (decrease) in cash
  and cash equivalents                                                          2,449                     511
                                                                           ----------              ----------
Cash and cash equivalents at the
  beginning of the period                                                       2,131                   3,148
                                                                           ----------              ----------
Cash and cash equivalents at the
  end of the period                                                        $    4,580              $    3,659
                                                                           ==========              ==========


                            TELEVIDEO SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


         Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, after elimination of intercompany accounts and transactions.


         Translation

         The Company applies Statement of Financial Accounting Standards No. 52 for purposes of translating foreign currency financial statements of its foreign subsidiaries. Translation gains and losses resulting from the translation of foreign currency financial statements are deferred and classified as adjustments to stockholders' equity.


         Cash and Cash Equivalents

         For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Approximately $1.5 million, invested in short term certificates of deposit, are pledged as security under a letter of credit agreement.



         Marketable Securities

         Marketable securities are carried at the lower of aggregate cost or
quoted market value.   The aggregate cost of marketable securities at January
31, 1995 was $75,799, while the quoted market value was $57,558. Unrealized losses through January 31, 1995 were $18,241.



         Inventories

         Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-progress and includes material, labor and manufacturing overhead costs. The components of inventory consist of the following (in thousands):


                                                     January 31,               October 31,
                                                         1995                      1994
                                                      -----------              -----------
         Purchased parts                             $     2,552               $     3,562

         Work-in-process                                   1,128                       959

         Finished goods                                    1,775                     1,236
                                                     -----------               -----------
                                                     $     5,455               $     5,757
                                                     ===========               ===========


         Property, Plant & Equipment

         Depreciation and amortization are provided over the estimated useful lives of the assets using both straight-line and accelerated methods.

         Estimated useful lives are as follows:

         Buildings                           40 years
         Production equipment              1-10 years
         Office furniture                  1-10 years
         Leasehold improvements        Terms of lease



         Net Income (Loss) Per Share

         Net income and loss per share is based on the weighted average number of shares of Common Stock outstanding during the period.



2.       ACQUISITIONS AND DIVESTITURES:


         Kabil Electronics Company, Ltd.

         The Company owned a 35% interest in Kabil Electronics Company, Ltd. of South Korea. The Company had written its investment in Kabil down to zero in the previous years due to significant losses sustained by Kabil. In December 1994, the Company accepted an offer to sell its 35% interest in Kabil to the majority owners for $1.4 million which is to be paid in installments over the 1995 calendar year. Approximately $300,000 was received in February 1995.

         AdMOS Technologies Inc.

         During fiscal 1991, the Company acquired through its wholly owned subsidiary, Silicon Logic, Inc., a 20% equity interest in a chip engineering firm (AdMOS Technologies Inc.) in exchange for certain assets and a nominal cash payment, the total value of which was $145,000. The acquisition of this interest has been accounted for on the cost method. This investment was written off in fiscal 1992 due to the continued economic difficulties experienced by AdMOS.

         In fiscal 1991 and 1992, the Company loaned AdMOS a total of $470,000, which has been partially repaid. The outstanding balance at January 31, 1995 was $200,000. The repayment of a portion of this loan is personally guaranteed by the President and controlling shareholders of AdMOS. Due to the economic difficulties AdMOS is currently experiencing, the principal and interest balances due on this note have been fully reserved.

         In February 1995, TeleVideo further loaned AdMOS $384,000 which bears interest at 10% per annum, for a period of six months. If AdMOS cannot repay the loan in August 1995 when the payment is due, AdMOS will give TeleVideo the right to purchase 1,785,714 shares of the stocks of AdMOS at $0.215 per share which is equivalent to the principal amount of the loan. AdMOS also repaid $96,000 to TeleVideo and was considered as a partial payment to the original $200,000 loan.


         Indigo, International

         During the first quarter of fiscal 1994, the Company acquired a 40% interest in Indigo, International in exchange for a cash investment of $25,000. The investment is carried at cost. Indigo has incurred only minor operations through January 31, 1995. The Company also signed a one-year lease agreement with Indigo which leases a total of 320 square feet space from the Company at a monthly rental payment of $200.


         Ordynka

         In fiscal 1990 to 1992, the Company acquired a 50% joint venture interest in "Ordynka" in exchange for the contribution of cash (approximately $187,000) and obsolete inventory that was fully reserved. The purpose of the joint venture is the renovation of an office building of 30,000 square feet located in the city of Moscow, Russia. Construction started in November 1991 and was completed in the last quarter of fiscal 1993. The total construction cost was approximately $6.5 million. In November 1991, the Company also loaned $1.0 million to the venture. Full amount of principal and interest was repaid to the Company in May 1994. The building is occupied by a Russian company and this company has paid off all construction liabilities of the venture. This advance of monies by the tenant will be credited against future rents and is nonrefundable. It is believed that this company intends to acquire ownership of the building with one of the other venturers. TeleVideo has received an offer to sell its interest in the venture. Negotiations are under way and it is anticipated that such a sale may occur in the 1995 fiscal year.


         Three H

         In fiscal 1992, the Company acquired a 50% joint venture interest in "Three H" in exchange for the contribution of cash of approximately $16,000. In February of 1993, the Company loaned the Three H Joint Venture $1.0 million as working capital for the purpose of conducting short term commodities trading. The loan is unsecured. This note bears interest at 20% per annum and stipulates a maximum term of two years. In fiscal 1994, a total amount of $800,000 was repaid to the Company.


         Nordgran, Pharmaplant and Tatiana

         In November of 1993, the Company withdrew its $1.0 million investment fund from the Nordgran Joint Venture in the Commonwealth of Independent States, and reallocated the fund to alternate venture proposals: (a) "Pharmaplant," which involves the cultivation and processing of herb and ginseng products to be sold both domestically and abroad, a proposed investment of $392,000, represents 49% ownership of the joint venture. As of the end of January 1995, approximately $123,288 had been contributed to the venture; (b) "Tatiana," which involves the manufacturing of meat/sausage food products and the development of a two-story department store located at the suburban area of Moscow, a proposed investment of $390,000, represents 48% ownership of the joint venture. As of the end of January 1995, approximately $280,000 had been contributed to the venture; and (c) approximately $392,712 was committed to the "InterTerminal" joint venture (see below) in the form of a loan. The remaining $204,000 was refunded to the Company in cash.


         InterTerminal

         The main purpose of the "InterTerminal" joint venture is the construction of a truck terminal (approximately 100,000 square feet) approximately 25 miles outside of Moscow. In April 1994, the Company acquired a 51% ownership of the joint venture in exchange for a $5,100 cash investment and a commitment to fund a $3.0 million loan, 20% interest rate, interest free for one year, to the venture, the proceeds of which were to be used to fund construction of the truck terminal. In the first quarter of fiscal 1995, TeleVideo further agreed to loan the joint venture an additional $650,000 at an interest rate of 20% per annum. As of January 31, 1995, a total amount of

$3,647,000 had been loaned to the venture. The $647,000 was funded in part from the $392,712 reallocation from the Nordgran venture noted above and the balance from TeleVideo's cash reserves. The building is substantially complete as of January 31, 1995 although surface road leading into and out of the terminal are still under construction. It is expected that the total project cost, including approximately $1 million in construction infrastructure contributed by the Russian venturer, will approximate $5 million. TeleVideo may be required to contribute additional sums to cover all construction costs. The venture plans to sell the building and has discussed offers from various potential buyers with prices, depending on terms, ranging from $7 to $10 million. It is expected that a sale will occur in fiscal 1995 and management of the Company are confident that the sales proceeds will allow the Company to recoup its loans plus interest and to make a profit on its investment.

         At the indicated dates the Company had the following investments in affiliates and joint ventures (in thousands):

                                                 January 31,    October 31,
                                                    1995           1994
                                                -----------    -----------
         Ordynka Joint Venture                     $    187    $    187
         Three H Joint Venture                           16          16
         Pan Asian Bank                                   8           8
         Pharmaplant                                    123         123
         Tatiana                                        280         280
         InterTerminal                                    5           5
         Indigo                                          25          25
                                                   --------    --------
             Total                                 $    644    $    644
                                                   ========    ========



3.       RESTRICTED CASH:

         The Company has a letter of credit agreement with a bank whereby the bank will issue up to $1.5 million of standby and sight letters of credit. This agreement is contingent upon the Company maintaining cash deposits at the bank as collateral in an amount no less than the outstanding borrowings.
These funds are held in three-month certificates of deposits and earn interest at the rate of approximately 6.0% per annum. At January 31, 1995, the Company had letters of credit outstanding of approximately $1,384,763 which were secured by an equivalent amount of cash deposits.


4.       INCOME TAXES:

         The Company adopted, effective November 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The change from the deferred method to the liability method of accounting for income taxes had no material impact on the financial position or results of operations of the Company for the quarter ended January 31, 1995.

         The Company is in various stages of state income and sales tax audits. The only state income tax audit issue that is still open is with the State of Massachusetts. The Company has recorded the full amount of the proposed state assessment and is not contesting any of the issues. The Company has also accrued for California State income taxes that may become due as a result of adjustments arising from prior year IRS audits. In total the Company has accrued $600,000 to cover these potential liabilities.

         The sales tax issues relate primarily to sales made for resale and out of state transactions for which no sales tax was collected. The California State Board of Equalization has audited the period from April 1990 through June 1994. The liability assessed is approximately $200,000 and the Company has deposited the full amount in January 1995 in order to avoid additional interest charges. The Company will contest the assessment.


5.    LITIGATION:

      As of today, the Company does not have any pending lawsuits.


6.    RELATED PARTY TRANSACTIONS:

      The Company's outstanding receivables from related parties are summarized below (in thousands):

                                                January 31,    October 31,
                                                   1995            1994
                                                -----------    -----------
Notes Receivable:
- - - -----------------
          Three H Joint Venture                 $       200    $       200
          InterTerminal                               3,647          3,284

Interest Receivable:
- - - --------------------
          Three H Joint Venture                          32             22
          InterTerminal                                  22              -
                                                -----------    -----------

                 Total                          $     3,901    $     3,506
                                                ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         Operating loss for the three months ended January 31, 1995 of approximately $633,000 was approximately 10.3% lower comparing with the same period in fiscal 1994 which totaled approximately $706,000, primarily the results of product cost reductions negotiated with its suppliers, shifting the production process from in-house to overseas manufacturing, and continuing emphasis on improving efficiency and reducing overhead costs.

         The net gain for the first quarter of fiscal 1995 totaled approximately $775,000, or $0.02 per share, compared to a net loss of $390,000, or $0.01 per share, a year ago for the same three-month period. The net gain for the first quarter of fiscal 1995 was primarily due to the sale of the Company's real property which resulted in a gain of $1.3 million.

         Net gain per share for the first quarter of fiscal 1995 was $0.02 per share based on 44,641,000 weighted average shares outstanding, compared to a net loss of $0.01 per share based on 44,585,000 weighted average shares outstanding in the first quarter of fiscal 1994.

         Net sales for the first quarter of fiscal 1995 of approximately $2.6 million were approximately 24.8% below the same quarter a year ago which
totaled approximately $3.5 million.   The decline in net sales was principally
attributable to continuing pricing policies in the domestic market and increased foreign competition.

     Cost of sales were approximately $1.9 million in the first quarter of fiscal 1995, or 27.6% less than the approximately $2.6 million reported in the first quarter of fiscal 1994. Cost of sales in the first quarter of fiscal 1995 compared to the same period a year ago decreased as a percentage of sales
from approximately 75.1% in 1994 to approximately 72.3% in 1995.   The decrease
in cost of sales percentage and the corresponding increase in gross margin percentage for the three-month period ended January 31, 1995 (an increase from approximately 24.9% to 27.7%) were primarily the results of product cost reductions negotiated with its suppliers, and shifting the production process from in-house to overseas manufacturing.

         Marketing expense increased as a percentage of sales in the first quarter of fiscal 1995 from approximately 20.9% in fiscal 1994 to 25.5% in fiscal 1995 on a comparative quarter-to-quarter basis, while actual marketing expenses decreased approximately 8.3% over this same three-month period. The decrease in actual marketing expense was due primarily to reduced expenditures resulting from reduction in employee staffing levels and the close down of the sales offices in Massachusetts and France, but partially offset by the increase in purchased services and advertising expenses on multimedia products.

         Research and development expense increased as a percentage of sales in the first quarter of fiscal 1995 from approximately 12.5% in fiscal 1994 to 16.7% in fiscal 1995, while actual research and development expense was approximately the same.

         General and administrative expense decreased as a percentage of sales in the first quarter of fiscal 1995 from approximately 11.9% in fiscal 1994 to 9.9% in fiscal 1995, while actual expenses decreased approximately 37.6% over this same three- month period. Reductions in expense levels reflected savings in compensation due to reduced employee levels, and the Company's continued efforts to reduce administrative operating expenses.

         Interest income earned in the three months ended January 31, 1995 increased approximately 6.7% over the same time period a year ago. This increase was due to the larger volume of funds loaned to related parties at significantly high interest rates and higher cash levels.

         The Company sold its headquarters in December of 1994 for $11 million less certain expenses of sale. In order to match the current market value, the net book value of the property was written down from $18.9 million to $9.4 million in October 1993. As a result of the sale, approximately $1.3 million was recognized as a gain in the first quarter of fiscal 1995.

         No income taxes were provided for in the quarter ended January 31, 1995, as the Company believes that it has adequate net operating loss and credit carryovers to offset any current corporate income tax liability.



LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled approximately $4.6 million at January 31, 1995, up $2.4 million (approximately 114.9%) from fiscal 1994 year-end levels of $2.1 million. The increase in the cash and cash equivalent position for the three-month period ended January 31, 1995 resulted primarily from the sale of the Company's real property which provided $5.4 million in cash, but partially offset by the purchase of a real property of approximately $2.0 million and an additional loan of $363,000 to the InterTerminal joint venture.

         Cash provided by operations in the first three months of fiscal 1995 of $400,000 resulted primarily from the excess of operating cash revenues over cash expenses. Cash provided by investing activities of $2.1 million resulted primarily from the net decrease in real property of approximately $7.1 million but partially offset by the increase in other receivable of $5.0 million.

         Approximately $1.5 million in certificates of deposit were pledged as collateral for comparable amounts of stand-by and sight letters of credit under a letter of credit agreement as of the end of the first quarter of 1995. At January 31, 1995, the Company had approximately $1.4 million in outstanding letters of credit which were secured by the pledged deposits under this agreement.

         Net accounts receivable of $1.7 million at the end of the first quarter of fiscal 1995 were down approximately 19.0% from 1994 year-end level of $2.0 million. Days sales outstanding in accounts receivable increased in 1995 from 56 days to 58 days. Trade accounts payable of $0.5 million at the end of the first quarter of fiscal 1995 were down approximately 65.9% from the 1994 year-end level of $1.4 million.

         Net inventories of approximately $5.5 million at the end of the first quarter of fiscal 1995 were down approximately 5.2% from the 1994 year-end level of $5.8 million due primarily to reduced sales volume.

         Working capital at the end of the first quarter of fiscal 1995 was $9.8 million, up approximately 36.0% from fiscal 1994 year-end level of $7.2 million.

         The Company expects to generate cash in 1995 from its Russian venture operations from the sale of its Ordynka and InterTerminal venture investments. Management expects to generate cash of approximately $7.2 million from these activities, including the expected repayment of its loans with InterTerminal. Management also expects to generate $1.4 million in cash from the sale of its 35% interest in Kabil in fiscal 1995.

         On December 12, 1994, the Company sold its real property located at 550 East Brokaw Road, San Jose, California which consists of approximately 19.8 acres of real property containing a building of 292,800 square feet for $11 million. After netting certain expenses of sale, the Company received $5.4 million in cash upon close of escrow. The remaining $5 million is in the form of a promissory note which shall be due and payable in twenty-four months at an interest rate of 9.5% per annum. Approximately $475,000 in cash will be generated as interest annually. Interest shall be paid on a monthly basis.

         On December 14, 1994, the Company purchased real property located at 2345 Harris Way, San Jose, California which consists of approximately 2.5 acres of real property containing a building of 69,630 square feet. The purchase price for the property is $1,925,000 and the full amount was paid in cash.
This property will become the Company's new headquarters. The Company will move its entire operations to this building during the second quarter of fiscal 1995. During this transitional period, the Company is leasing back 40,000 square feet from the new owner of the Brokaw building until April 1995.
Monthly rental payment is approximately $20,000.

         At the current consumption rate, the Company's cash balance of approximately $4.6 million (which includes $1.5 million pledged as security for stand-by and sight letters of credit) at January 31, 1995, together with anticipated revenues from operations and other non-operating cash receipts, are anticipated to be adequate to fund the Company's fiscal 1995 operations at projected levels.



                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          See Note 5 of "Notes to Condensed Consolidated Financial Statements."


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit(s).  None.

(b)  Reports on Form 8-K.  None.



            [The remainder of this page is intentionally left blank]

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TELEVIDEO SYSTEMS, INC.




March 13, 1995                          /s/ K. Philip Hwang
                                        --------------------------
                                        Dr. K. Philip Hwang,
                                        Chairman of the Board and,
                                        Chief Executive Officer



                                        /s/ David Kim
                                        --------------------------
                                        David Kim,
                                        Chief Financial Officer