Form 10-Q
period 1995-04-28
TELEVIDEO SYSTEMS INC
filed 1995-05-23
CIK 353779

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: April 28, 1995

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ______________

                        Commission file number: 0-11552

                            TELEVIDEO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                 94-2383795
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

                  2345 Harris Way, San Jose, California  95131
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

                                  YES X      NO
                                     ----       ----
  The number of shares outstanding of registrant's Common Stock, as of April 28, 1995 is: 44,850,870.


                           (Consisting of 21 pages.)

                            TELEVIDEO SYSTEMS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 28, 1995

                                     INDEX

                                                          PAGE NO.
PART I.   Financial Information                             3
          ---------------------

  ITEM 1.   FINANCIAL STATEMENTS

            Condensed Consolidated Financial Statements     3

            Condensed Consolidated Balance Sheets -
            April 28, 1995 and October 31, 1994             4

            Condensed Consolidated Statements of
            Operations - Three Months Ended April 28,
            1995, and April 29, 1994                        5

            Condensed Consolidated Statements of
            Operations - Six Months Ended April 28,
            1995, and April 29, 1994                        6

            Condensed Consolidated Statements of Cash
            Flows - Six Months Ended April 28, 1995,
            and April 29, 1994                              7

            Notes to Condensed Consolidated Financial
            Statements - April 28, 1995                     8

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                     14


PART II.    Other Information                              18
            -----------------

  ITEM 1.   LEGAL PROCEEDINGS                              18

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                               18

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K               18


            SIGNATURES                                     19
            ----------

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

  The results of operations for the three and six-month period ended April 28, 1995, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1995.





           [The remainder of this page is intentionally left blank]

                            TELEVIDEO SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                    April 28,               October 31,
                                                                                      1995                     1994
                                                                                  -----------               -----------
ASSETS
 Current Assets:
   Cash and cash equivalents                                                      $    4,361                $    2,131
     (including restricted cash of
      $2,500 in 1995 and $1,500 in 1994)
   Marketable securities                                                                  51                        68
   Accounts receivable, net                                                            2,388                     2,045
   Inventories                                                                         5,567                     5,757
   Prepayments and other                                                                 187                       458
                                                                                  -----------                ----------

   Total current assets                                                               12,554                    10,459
                                                                                  -----------                ----------

 Property, plant and equipment:
   Property, plant and equipment                                                       5,321                    16,419
   Less accumulated depreciation                                                       (2,548)                 ( 6,983)
                                                                                   -----------               ----------

   Net property, plant and equipment                                                   2,773                     9,436
                                                                                  -----------                ----------

 Investment in affiliates (Note 2)                                                       644                       644
 Notes and interest receivable from
   related parties (Note 6)                                                            4,361                     3,506
 Other assets                                                                          5,000                         -
                                                                                  -----------                ----------

 Total assets                                                                      $   25,332                $  24,045
                                                                                  ============               ==========
LIABILITIES & STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                               $    1,798                 $   1,363
   Accrued liabilities                                                                 1,027                     1,239
   Income taxes                                                                          611                       611
                                                                                  -----------                ----------

   Total current liabilities                                                           3,436                     3,213
                                                                                  -----------                ----------

 Stockholders' equity:
   Common stock                                                                          449                       446
   Additional paid in capital                                                         95,476                    95,428
   Accumulated deficit                                                               (74,029)                  (75,042)
                                                                                  -----------                ----------

   Total stockholders' equity                                                         21,896                    20,832
                                                                                  -----------                ----------

 Total liabilities & stockholders' equity                                          $   25,332                $  24,045
                                                                                  ============              ===========

                            TELEVIDEO SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED APRIL 28, 1995 AND APRIL 29, 1994
                    (In thousands, except per share amounts)



                                                                                      1995                       1994
                                                                                   -----------               ----------
Net sales                                                                          $   4,022                 $   3,507

Cost of sales                                                                          3,257                     2,329
                                                                                   ----------                ----------

Gross profit                                                                             765                     1,178
                                                                                   ----------                ----------


Operating expenses:

         Marketing                                                                       835                       596
         Research and development                                                        531                       416
         General and administrative                                                      257                       403
                                                                                   ----------                ----------


         Total operating expenses                                                      1,623                     1,415
                                                                                   ----------                ----------

Loss from operations                                                                     (858)                    (237)
                                                                                    ----------               ----------

         Interest income                                                                 284                       100
         Other income                                                                    813                      (182)
                                                                                   ----------                ----------

Net income (loss) before income tax                                                      239                      (319)

Income taxes                                                                               0                        (3)
                                                                                   ----------                ----------

Net income (loss) after income tax                                                 $     239                 $    (322)
                                                                                   ==========                ==========



Net income (loss) per share                                                        $    0.01                 $   (0.01)
                                                                                   ==========                ==========


Average shares outstanding                                                            44,823                    44,589
                                                                                   ==========                ==========

                            TELEVIDEO SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED APRIL 28, 1995 AND APRIL 29, 1994
                    (In thousands, except per share amounts)



                                                                                      1995                       1994
                                                                                   -----------               ----------
Net sales                                                                          $   6,621                 $   6,963

Cost of sales                                                                          5,136                     4,924
                                                                                   ----------                ----------

Gross profit                                                                           1,485                     2,039
                                                                                   ----------                ----------


Operating expenses:

         Marketing                                                                     1,497                     1,245
         Research and development                                                        965                       848
         General and administrative                                                      514                       815
                                                                                   ----------                ----------


         Total operating expenses                                                      2,976                     2,908
                                                                                   ----------                ----------

Loss from operations                                                                   (1,491)                    (869)
                                                                                   -----------               ----------

         Interest income                                                                 412                       220
         Other income                                                                  2,095                       (56)
                                                                                  -----------                ----------

Net income (loss) before income tax                                                    1,016                      (705)

Income taxes                                                                              (1)                       (6)
                                                                                  -----------                ----------

Net income (loss) after income tax                                                $    1,015                 $    (711)
                                                                                  ===========                ==========



Net income (loss) per share                                                       $     0.02                 $   (0.02)
                                                                                  ===========                ==========


Average shares outstanding                                                            44,732                    44,587
                                                                                  ===========                ==========

                            TELEVIDEO SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED APRIL 28, 1995 AND APRIL 29, 1994
                                 (In thousands)

                                                                                     1995                       1994
                                                                                  -----------                ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $    1,014                 $    (711)
  Charges (credits) to operations not
           affecting cash:
         Depreciation                                                                    156                       306
  Changes in certain current assets and liab.:
         Accounts receivable                                                            (343)                      306
         Inventories                                                                     190                      (326)
         Prepayments and other                                                           270                       (96)
         Accounts payable                                                                434                       365
         Accrued liabilities                                                            (211)                     (499)
         Income taxes                                                                      -                    (1,544)
                                                                                  -----------                ----------

Net cash provided by (used in)
  operating activities                                                                 1,510                    (2,199)
                                                                                  -----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net retirements of (additions to) property,
     plant & equipment                                                                 6,507                        (8)
  Decrease (Increase) in other assets                                                  (5,000)                     (23)
  Investment in marketable securities                                                     17                     2,479
  Investment in affiliate                                                                  -                       180
  Loan to affiliate                                                                     (855)                   (3,227)
  Payment received on notes receivable                                                     -                     2,213
  Proceeds from investment gain                                                            -                         -
                                                                                  -----------                ----------

Net cash provided by (used in) investing
 activities                                                                              669                     1,614
                                                                                  -----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                  51                         2
  Equity adjustment from foreign
   currency translation                                                                    -                        (8)
                                                                                  -----------                ----------

Net cash provided by (used in)
  financing activities                                                                    51                        (6)
                                                                                  -----------                ----------

Increase (decrease) in cash
  and cash equivalents                                                                 2,230                      (591)
                                                                                  -----------                ----------

Cash and cash equivalents at the
  beginning of the period                                                              2,131                     3,148
                                                                                  -----------                ----------

Cash and cash equivalents at the
  end of the period                                                               $    4,361                 $   2,557
                                                                                  ===========                ==========

                            TELEVIDEO SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 28, 1995


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


         Cash and Cash Equivalents

         For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Approximately $2.5 million, invested in short term certificates of deposit, are pledged as security under a letter of credit agreement.



         Marketable Securities

         Marketable securities are carried at the lower of aggregate cost or
quoted market value.   The aggregate cost of marketable securities at April 28,
1995 was $76,854, while the quoted market value was $50,734. Unrealized losses through April 28, 1995 were $26,120.



         Inventories

         Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-progress and includes material, labor and manufacturing overhead costs. The components of inventory consist of the following (in thousands):


                                                                                    April 28,               October 31,
                                                                                       1995                     1994
                                                                                   -----------              -----------
         Purchased parts                                                          $     2,899               $     3,562

         Work-in-process                                                                1,614                       959

         Finished goods                                                                 1,054                     1,236
                                                                                  -----------               -----------

                                                                                  $     5,567               $     5,757
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

         In fiscal 1991 and 1992, the Company loaned AdMOS a total of $470,000, which has been partially repaid. The outstanding balance at April 28, 1995 was $104,000. The repayment of a portion of this loan is personally guaranteed by the President and controlling shareholders of AdMOS. Due to the economic difficulties AdMOS is currently experiencing, the principal and interest balances due on this note have been fully reserved.

         In February 1995, TeleVideo further loaned AdMOS $384,000 which bears interest at 10% per annum, for a period of six months. If AdMOS cannot repay the loan in August 1995 when the payment is due, AdMOS will give TeleVideo the right to purchase 1,785,714 shares of the stocks of AdMOS at $0.215 per share which is equivalent to the principal amount of the loan.


         Indigo, International

         During the first quarter of fiscal 1994, the Company acquired a 40% interest in Indigo, International in exchange for a cash investment of $25,000. The investment is carried at cost. Indigo has incurred only minor operations through April 28, 1995. The Company also signed a lease agreement with Indigo which leases a total of 320 square feet space from the Company at a monthly rental payment of $200.


         Ordynka

         In fiscal 1990 to 1992, the Company acquired a 50% joint venture interest in "Ordynka" in exchange for the contribution of cash (approximately $187,000) and obsolete inventory that was fully reserved. The purpose of the joint venture is the renovation of an office building of 30,000 square feet located in the city of Moscow, Russia. Construction was completed in the last quarter of fiscal 1993. In April 1995, the building was sold and one million dollars was sent to TeleVideo as a partial payment for the sale of the building. The remaining balance of $1.5 million will be sent to the Company in July 1995.


         Three H

         In fiscal 1992, the Company acquired a 50% joint venture interest in "Three H" in exchange for the contribution of cash of approximately

$16,000. In February of 1993, the Company loaned the Three H Joint Venture $1.0 million as working capital for the purpose of conducting short term commodities trading. The loan is unsecured and bears interest at 20% per annum. In fiscal 1994, a total amount of $800,000 was repaid to the Company. The remaining balance of $200,000 will be repaid to the Company in October 1995.


         Nordgran, Pharmaplant and Tatiana

         In November of 1993, the Company withdrew its $1.0 million investment fund from the Nordgran Joint Venture in the Commonwealth of Independent States, and reallocated the fund to alternate venture proposals: (a) "Pharmaplant," which involves the cultivation and processing of herb and ginseng products to be sold both domestically and abroad, a proposed investment of $392,000, represents 49% ownership of the joint venture. As of the end of April 1995, approximately $123,288 had been contributed to the venture; (b) "Tatiana," which involves the manufacturing of meat/sausage food products and the development of a two-story department store located at the suburban area of Moscow, a proposed investment of $390,000, represents 48% ownership of the joint venture. As of the end of April 1995, approximately $280,000 had been contributed to the venture; and (c) approximately $392,712 was committed to the "InterTerminal" joint venture (see below) in the form of a loan. The remaining $204,000 was refunded to the Company in cash.


         InterTerminal

         The main purpose of the "InterTerminal" joint venture is the construction of a truck terminal (approximately 100,000 square feet) approximately 25 miles outside of Moscow. In April 1994, the Company acquired a 51% ownership of the joint venture in exchange for a $5,100 cash investment and a commitment to fund a $3.0 million loan, 20% interest rate, interest free for one year, to the venture, the proceeds of which were to be used to fund construction of the truck terminal. In the first quarter of fiscal 1995, TeleVideo further agreed to loan the joint venture an additional $650,000 at an interest rate of 20% per annum. As of April 28, 1995, approximately $647,000 had been loaned to the venture. The $647,000 was funded in part from the $392,712 reallocation from the Nordgran venture noted above and the balance from TeleVideo's cash reserves. The building was sold in May 1995 and approximately $2.94 million was sent to the Company as the first installment. An additional $2.28 million, which includes the principal and interest balance of $800,000 and a profit of $1.48 million, will be sent to the Company during the calendar year of 1995.

         At the indicated dates the Company had the following investments in affiliates and joint ventures (in thousands):

                                             April 28,           October 31,
                                                1995                1994
                                            -----------         -----------
         Ordynka Joint Venture              $       187         $       187
         Three H Joint Venture                       16                  16
         Pan Asian Bank                               8                   8
         Pharmaplant                                123                 123
         Tatiana                                    280                 280
         InterTerminal                                5                   5
         Indigo                                      25                  25
                                            -----------         -----------
             Total                          $       644         $       644
                                            ===========         ===========



3.       RESTRICTED CASH:

         The Company has a letter of credit agreement with a bank whereby the bank will issue up to $2.5 million of standby and sight letters of credit. This agreement is contingent upon the Company maintaining cash deposits at the bank as collateral in an amount no less than the outstanding borrowings.
These funds are held in three month certificates of deposits and earn interest at the rate of approximately 6.06% per annum. At April 28, 1995, the Company had letters of credit outstanding of approximately $1,363,420 which were secured by an equivalent amount of cash deposits.


4.       INCOME TAXES:

         The Company adopted, effective November 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The change from the deferred method to the liability method of accounting for income taxes had no material impact on the financial position or results of operations of the Company for the quarter ended April 28, 1995.

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

         The sales tax issues relate to the audit period from April 1990 through June 1994 have been finalized. A total amount of $270,000 was paid to the California State Board of Equalization during the first and second quarters of fiscal 1995 for the settlement of tax liability and interest.


5.       LITIGATION:

         As of today, the Company does not have any pending lawsuits.


6.       RELATED PARTY TRANSACTIONS:

         The Company's outstanding receivables from related parties are summarized below (in thousands):

                                             April 28,        October 31,
Notes Receivable:                              1995               1994
- -----------------                           -----------       -----------
          Three H Joint Venture             $       200       $       200
          InterTerminal                           3,647             3,284
          AdMOS                                     384                 -

Interest Receivable:
- --------------------

          Three H Joint Venture                      42                22
          InterTerminal                              88                 -
                                            -----------       -----------

              Total                         $     4,361       $     3,506
                                            ===========       ===========





         [The remainder of this page is intentionally left blank]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         Operating loss for the three months ended April 28, 1995 of approximately $858,000 was approximately 262% higher comparing with the same period in fiscal 1994 which totaled approximately $237,000. Operating loss for the six months ended April 28, 1995 of approximately $1.5 million was approximately 71.6% higher comparing with the same period in fiscal 1994 which totaled approximately $869,000, primarily the results of large amount of investment in market planning and engineering of the multimedia products.

         The net income for the second quarter of fiscal 1995 totaled approximately $239,000, or $0.01 per share, compared to a net loss of $322,000, or $0.01 per share, a year ago for the same three month period. The net income for the six months ended April 28, 1995 totaled approximately $1,015,000, or $0.02 per share, compared to a net loss of $711,000, or $0.02 per share, for the same period a year ago. The net income for the fiscal year of 1995 was due to: (a) a gain of $1.3 million from the sale of the Company's headquarters located at Brokaw Road, San Jose, California in December 1994; (b) a gain of $290,000 from the sale of the Kabil business in February 1995; and (c) a gain of $1.0 million from the sale of the Ordynka building in April 1995 but partially offset by a loss of $346,000 from the sale of the SMS product line in March 1995.

         Net income per share for the second quarter of fiscal 1995 was $0.01 per share based on 44,823,000 weighted average shares outstanding, compared to a net loss of $0.01 per share based on 44,589,000 weighted average shares outstanding in the second quarter of fiscal 1994.

         Net sales for the second quarter of fiscal 1995 of approximately $4.0 million were approximately 14.7% above the same quarter a year ago which totaled approximately $3.5 million. Net sales for the six months ended April 28, 1995 of approximately $6.6 million were approximately 4.9% below the same period of time a year ago which totaled approximately $7.0 million. The increase in net sales during the second quarter of fiscal 1995 was principally attributable to the increase in the sales volume of multimedia products but partially offset by the severe price competition, the decline in the sales of the SMS and older terminal products, and the increase of cost of the older terminal products. The management of the Company expects that new multimedia products will achieve significant sales volumes in the third and fourth quarters of fiscal 1995.

         Cost of sales were approximately $3.3 million in the second quarter of fiscal 1995, or 39.8% higher than the approximately $2.3 million reported in the second quarter of fiscal 1994. Cost of sales in the second quarter of fiscal 1995 compared to the same period a year ago increased as a percentage of sales from approximately 66.4% (in fiscal
1994) to approximately 81.0% in fiscal 1995.   The increase in cost of sales
percentage and the corresponding decrease in gross margin percentage for the three month period ended April 28, 1995 (a decrease from approximately 33.6% to 19.0%) were primarily the results of severe price competition and lower profit margin of the multimedia products.

         Cost of sales were appproximately $5.1 million for the six months ended April 28, 1995, or 4.3% higher than the approximately $4.9 million reported in the same period a year ago. Cost of sales also increased as a percentage of sales from approximately 70.7% (in fiscal 1994) to approximately 77.6% in fiscal 1995.

         Marketing expense increased as a percentage of sales in the second quarter of fiscal 1995 from approximately 17.0% in fiscal 1994 to 20.8% in fiscal 1995 on a comparative quarter-to-quarter basis, while actual marketing expenses increased approximately 40.1% over this same three month period. On a six month basis, marketing expense increased as a percentage of sales from approximately 17.9% in fiscal 1994 to 22.6% in fiscal 1995, while actual marketing expenses increased approximately 20.2%. The increase in marketing expense percentage and actual marketing expense was due primarily to the increase in marketing and sales staffing levels and increase in purchased services and advertising expenses on multimedia products.

         Research and development expense increased as a percentage of sales in the second quarter of fiscal 1995 from approximately 11.9% in fiscal 1994 to 13.2% in fiscal 1995, while actual research and development expense increased approximately 27.6% over this same three month period. On a six month basis, research and development expense increased as a percentage of sales from approximately 12.2% in fiscal 1994 to 14.6% in fiscal 1995, while actual expense increased approximately 13.8%. The increase in percentage and actual research and development expenses for the three and six months ended April 28, 1995 compared to the same period last year was due primarily to the increase in engineering staffing levels and increase in research and development expenses on multimedia products..

         General and administrative expense decreased as a percentage of sales in the second quarter of fiscal 1995 from approximately 11.5% in fiscal 1994 to 6.4% in fiscal 1995, while actual expenses decreased approximately 36.2% over this same three month period. On a six month basis, general and administrative expense decreased as a percentage of sales from appproximately 11.7% in fiscal 1994 to 7.8% in fiscal 1995, while actual expense decreased approximately 36.9% over this same six month period. Reductions in expense levels reflected savings in compensation due to reduced employee levels, and the Company's continued efforts to reduce administrative operating expenses.

         Interest income earned in the three months ended April 28, 1995 increased approximately 184.0% over the same time period a year ago.

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

         No income taxes were provided for in the quarter ended April 28, 1995, as the Company believes that it has adequate net operating loss and credit carryovers to offset any current corporate income tax liability.



LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled approximately $4.4 million at April 28, 1995, up $2.2 million (approximately 104.6%) from fiscal 1994 year-end levels of $2.1 million. The increase in the cash and cash equivalent position for the six month period ended April 28, 1995 resulted primarily from the sale of the Ordynka building which provided $1.0 million in cash, the loan repayment of $250,000 from Jazz Multimedia, an installment payment of approximately $290,000 from the sale of the Kabil business and approximately $5.4 million from the sale of the Company's real property, but partially offset by the purchase of a real property of approximately $2.0 million, an operating loss of $1.5 million, an additional loan of $384,000 to AdMOS and an additional loan of $363,000 to the InterTerminal joint venture.

         Approximately $2.5 million in certificates of deposit were pledged as collateral for comparable amounts of stand-by and sight letters of credit under a letter of credit agreement as of the end of the second quarter of 1995. At April 28, 1995, the Company had approximately $1.36 million in outstanding letters of credit which were secured by the pledged deposits under this agreement.

         Net accounts receivable of $2.4 million at the end of the second quarter of fiscal 1995 were up approximately 16.8% from 1994 year-end level of $2.0 million. Days sales outstanding in accounts receivable increased in 1995 from 58 days to 66 days. Trade accounts payable of $1.8 million at the end of the second quarter of fiscal 1995 were up approximately 31.8% from the 1994 year-end level of $1.4 million.

         Net inventories of approximately $5.6 million at the end of the second quarter of fiscal 1995 were down approximately 3.3% from the 1994 year-end level of $5.8 million. Inventory level was decreased due primarily to the elimination of the SMS system products of approximately $406,000.

         Working capital at the end of the second quarter of fiscal 1995 was $9.1 million, up approximately 26.4% from fiscal 1994 year-end level of $7.2 million.

         The Company expects to generate cash in 1995 from its Russian venture operations from the sale of its Ordynka and InterTerminal venture investments. Approximately $1.0 million was received from Ordynda in April 1995 and $2.94 million was received from the InterTerminal joint venture in May 1995. An addition of $3.2 million is expected to be generated from these activities, including the expected repayment of its loan with InterTerminal. Management also expects to generate $1.4 million in cash from the sale of its 35% interest in Kabil in fiscal 1995.

         On December 12, 1994, the Company sold its real property located at 550 East Brokaw Road, San Jose, California which consists of approximately 19.8 acres of real property containing a building of 292,800 square feet for $11 million. After netting certain expenses of sale, the Company received $5.4 million in cash upon close of escrow. The remaining $5.0 million is in the form of a promissory note which shall be due and payable in twenty-four months at an interest rate of $9.5% per annum. Approximately $475,000 in cash will be generated as interest annually. Interest shall be paid on a monthly basis.

         On December 14, 1994, the Company purchased real property located at 2345 Harris Way, San Jose, California which consists of approximately 2.5 acres of real property containing a building of 69,630 square feet. The purchase price for the property is $1,925,000 and the full amount was paid in cash.
This property will become the Company's new headquarters. The Company will move its entire operations to this building during the third quarter of fiscal 1995. During this transitional period, the Company is leasing back 40,000 square feet from the new owner of the Brokaw building . Monthly rental payment is approximately $20,000.

         At the current consumption rate, the Company's cash balance of approximately $4.4 million (which includes $2.5 million pledged as security for stand-by and sight letters of credit) at April 28, 1995, together with anticipated revenues from operations and other non- operating cash receipts, are anticipated to be adequate to fund the Company's fiscal 1995 operations at projected levels.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

         See Note 5 of "Notes to Condensed Consolidated Financial Statements."


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of shareholders on March 28, 1995, at which K. Philip Hwang, Stephen S. Kahng, W.K. Kim, Robert E. Larson and Isaac Levanon were re-elected by the shareholders as Directors of the Company's Board.

         The shareholders also ratified the appointment of Grant Thornton as the Company's independent public accountant for the fiscal year ending October 31, 1995.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibit(s).

               Exhibit 27.0          Financial Data Schedules

          (b)  Reports on Form 8-K.  None.



                        [The remainder of this page is intentionally left blank]

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TELEVIDEO SYSTEMS, INC.




May 19, 1995                            /s/ K. Philip Hwang
                                        Dr. K. Philip Hwang,
                                        Chairman of the Board and,
                                        Chief Executive Officer



                                        /s/ David Kim
                                        David Kim,
                                        Chief Financial Officer

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TELEVIDEO SYSTEMS, INC.




May 19, 1995                            _________________________
                                        Dr. K. Philip Hwang,
                                        Chairman of the Board and,
                                        Chief Executive Officer



                                        _________________________
                                        David Kim,
                                        Chief Financial Officer