Form 10-K
period 1995-10-31
TELEVIDEO SYSTEMS INC
filed 1996-01-30
CIK 353779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              ---------------------

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended: October 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ TO _______________

                         Commission file number: 0-11552

                             TeleVideo Systems, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         94-2383795
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

                   2345 Harris Way, San Jose, California 95131
                   -------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:      (408) 954-8333

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

                              ---------------------

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

         The approximate aggregate market value of registrant's Common Stock held by non-affiliates on January 16, 1996 (based upon the closing sales price of such stock as reported in the Nasdaq National Market as of such date) was $25,407,770.63.

         As of January 16, 1996, 45,169,370 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the definitive Proxy Statement for registrant's 1996 Annual Meeting of Stockholders (to be held March 26, 1996) are incorporated by reference into Part III of this Report on Form 10-K.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  /X/

                  (Remainder of this page was intentionally left blank)

                                TABLE OF CONTENTS

                                                                                                                              PAGE
                                                                                                                              ----
INTRODUCTORY STATEMENT.......................................................................................................   1

PART I.......................................................................................................................   1

         ITEM 1.           Business..........................................................................................   1

                                    The Company..............................................................................   1
                                    Products.................................................................................   1
                                    Product Development .....................................................................   5
                                    Marketing and Distribution...............................................................   5
                                    International Sales .....................................................................   6
                                    Foreign Joint Venture Activity...........................................................   6
                                    Competition .............................................................................   8
                                    Production...............................................................................   8
                                    Product Service and Warranty.............................................................   9
                                    Proprietary Rights.......................................................................   9
                                    Government Regulations...................................................................   9
                                    Employees...............................................................................   10

         ITEM 2.           Properties.......................................................................................   10

         ITEM 3.           Legal and Other Proceedings .....................................................................   10

         ITEM 4.           Submission of Matters to a Vote of Security Holders..............................................   11


PART II.....................................................................................................................   12

         ITEM 5.           Market for the Registrant's Common Equity and
                           Related Stockholder Matters......................................................................   12

         ITEM 6.           Selected Financial Data..........................................................................   13

         ITEM 7.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ...................................................   14

                                    General.................................................................................   14
                                    Results of Operations...................................................................   14
                                    Liquidity and Capital Resources.........................................................   18
                                    Subsequent Events.......................................................................   20

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                                                                               PAGE
                                                                                                                               ----

         ITEM 8.           Financial Statements and Supplementary Data......................................................    21
                                    Report of Independent Certified Public Accountants......................................    22
                                    Consolidated Balance Sheets - October 31, 1995 and
                                       1994.................................................................................    23
                                    Consolidated Statements of Operations for the
                                       Years Ended October 31, 1995, 1994 and 1993..........................................    24
                                    Consolidated Statement of Stockholders' Equity for
                                       the Years Ended October 31, 1995, 1994 and
                                       1993.................................................................................    25
                                    Consolidated Statements of Cash Flows for the
                                       Years Ended October 31, 1995, 1994 and 1993..........................................    26
                                    Notes to Consolidated Financial Statements..............................................    27

         ITEM 9.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure..............................................................    37

PART III ...................................................................................................................    38

         ITEM 10.          Directors and Executive Officers of the Registrant...............................................    38

         ITEM 11.          Executive Compensation...........................................................................    39

         ITEM 12.          Security Ownership of Certain Beneficial Owners
                           and Management...................................................................................    39

         ITEM 13.          Certain Relationships and Related Transactions...................................................    39

PART IV.....................................................................................................................    40

         ITEM 14.          Exhibits, Financial Statement Schedules, and Reports on
                           Form 8-K.........................................................................................    40

                           Exhibit Index....................................................................................    41

SIGNATURES..................................................................................................................    42

                             INTRODUCTORY STATEMENT

         This Report on Form 10-K of TeleVideo Systems, Inc. incorporates by reference, pursuant to Rule 12b-23 under the general rules and regulations of the Securities Exchange Act of 1934, as amended, certain information contained in the definitive Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on March 26, 1996 (herein the "Proxy Statement"). References in this Form 10-K to "TeleVideo," the "Registrant" or the "Company" refer to TeleVideo Systems, Inc. and its subsidiaries unless the context indicates otherwise. This report contains registered and unregistered trademarks of other companies.

                                     PART I

ITEM 1.           BUSINESS.

THE COMPANY

         TeleVideo designs, manufactures, markets and supports computer-oriented products. The Company's products include a broad range of industry-standard, high-performance character-based Windows, Point-of-Sale, ASCII, ANSI and PC TERM video display terminals ("VDTs") and multimedia products. The Company's products are marketed worldwide through independent distributors, dealers, value-added resellers ("VARs"), superstores, massmarkets, systems integrators and original equipment manufacturers ("OEMs").

         TeleVideo operates in one industry segment.

PRODUCTS

         Video Display Terminals

         TeleVideo designs, manufactures and markets a complete line of ASCII/ANSI/PC-compatible terminals. The product line includes a low end 14-inch ASCII terminal, a midrange 14-inch ASCII/ANSI/PC TERM terminal, a high end 14-inch ASCII/ANSI/PC TERM terminal, a high end 9-inch ASCII/ANSI/PC Term terminal, and a high end 14- or 9-inch AlphaWindow terminal.

         The terminals feature high quality, low flicker, high contrast, high resolution and non-glare screens. All have strong lightweight injection molded plastic enclosures. All serve the general purpose terminal market.

         The TeleVideo 9096 14-inch color terminal is a high-performance and low-cost, ASCII, ANSI, PC terminal designed to meet productivity goals into the 21st century. It features an IBM-compatible keyboard interface for wedge type bar code scanners, wand readers, credit card readers, and/or specialized keyboards for point-of-sale, bank teller, and similar applications. The TeleVideo 9096 supports standard ANSI color commands or MicroColor (color substitution for visual attributes) for legacy software, and 64 colors are available for both foreground and background.

         The TeleVideo 9085 is a high-performance, color AlphaWindow display terminal which provides 64 colors for both foreground and background selections in each of the eight windows. The 9085 has a power management screen saver which protects the environment and promotes energy conservation.

         The TeleVideo 9070 is a 9-inch AlphaWindow terminal which has up to 256K bytes of battery-backed RAM available for local storage of transactions. This allows for continuous point-of-sales station operation during peak platform usage or even when the platform is down. The 9070 provides a fast input response through the PS/2 style mouse port and mouse, which, the Company believes, is a major benefit when selecting and sizing windows or utilizing the cut and paste features.

         The 9-inch model 9060 high performance display terminal is a multisession, multi-personality terminal with ASCII, ANSI and PC TERM operating modes which can function as an independent terminal in single or dual host computer environments. It can also connect to light pen, bar code scanner and magnetic strip readers for point-of-sale, financial and similar applications.

         The TeleVideo 995 is a monochrome AlphaWindow terminal. With the TeleVideo 995, the user gets AlphaWindowing capability at a non-windowing price for new or existing software applications. The windows capability provides increased productivity for applications running on UNIX. Moreover, the 995 also has a power management screen saver which protects the environment and promotes energy conservation.

         The TeleVideo 995-65 14-inch terminal is specifically designed to address the needs of customers who require a powerful, yet versatile solution which can emulate a wide range of industry-standard terminals. It features multi-session, multi-personality emulation of over 34 terminals, and is capable of operating as an independent terminal in single or dual-host computer environments.

         The TeleVideo 990 is a general purpose terminal with ASCII, ANSI and PC TERM operating modes. For maximum versatility and flexibility, the terminal provides a choice of ASCII, AT or DEC style keyboards. Moreover, the 990's mini-DIN keyboard connector permits connection to low-cost industry standard wedge type devices. This allows the user to interface to a bar code scanner, wand reader, credit card reader, electronics scale or a variety of specialized keyboards for point-of-sale or point-of-transaction processing.

         The Company's Video Display Terminals generally retail for $200 to $400. These products collectively accounted for approximately 44%, 66% and 65% of the total revenues in fiscal 1995, 1994 and 1993, respectively.

         Multimedia Products

         TeleVideo launched a complete range of multimedia products in early fiscal 1994, including sound, graphics and video products, and multimedia upgrade kits, for the personal computer market. The sales volume of multimedia products increased substantially during fiscal 1995 and accounted for approximately 23% ($4,000,000) of the total annual sales revenue.

         The TeleSOUND Ex 16 is a PnP 16-bit sound board for PC audio systems which, the Company believes, delivers true CD-quality stereophonic sound. Based on an OPL3 FM synthesis device, the TeleSOUND Ex 16 is compatible with all currently existing multimedia sound standards including the Sound Blaster, Ad Lib, Microsoft Sound Systems, Roland MPU-401 and MPC 2.

         The TeleWAVE Q32/SRS sound board features surround sound, 32 polyphony, 16 MIDI channels, 4 operator, 20 voice FM synthesis, a General MIDI and 100 mips DSP wavetable power all in one board. The Company believes that it provides professional music studio quality stereophonic sound of real musical instruments. Using advanced DSP technology, the TeleWAVE Q32/SRS allows users to turn their PC into a professional PC audio system with 128 general MIDI musical instrument sounds.

         The WaveIMPACT 32 is a plug-in DSP Wavetable synthesizer based daughterboard. It fully supports 16 MIDI channels and 32 note polyphony, which, the Company believes, provides authentic reproduction of any musical instrument for true-to-life sound enhancement.

         The TeleGRAPHICS FX 64 is the next generation ultra fast GUI accelerator board utilizing 64-bit graphics acceleration technology with enhanced hardware BitBlt and pattern fill. Major features of the TeleGRAPHICS FX 64 include 64-bit DRAM interface and 64-bit Graphics Co-processor, 16-bit RAMDAC interface and true color (24 bit per pixel) acceleration.

         The TeleGRAPHICS 3DX is a high performance 3D graphics accelerator addin board designed for high resolutions, true color and multimedia capabilities on PC hardware and software platforms.

         The TeleMPEG Pro is the new generation of MPEG interactive video playback board. It brings out full-screen, full-motion, full-color MPEG video playback and transforms the multimedia PC into an exciting education and entertainment center.

         The TeleTUNE card is an ISA-based companion to the TeleMPEG Pro that adds an integrated cable TV tuner and a number of high-quality video capture options that have high-quality video frame-grabbing. TeleTUNE provides both an S-Video and Composite Video-in ports for real-time video capture from a camcorder, VCD or other video device supporting these formats. The TeleTUNE board enables multimedia producers to easily incorporate video footage directly into presentations for added impact and to preview video directly on the PC in a fully resizable window.

         The TeleMEDIA Family Value multimedia upgrade kit includes six of Microsoft's CD-ROM titles, including Microsoft Money, Works for Windows, Encarta '95, Golf for Windows, Dangerous Creatures and the Scenes Undersea Collection. The TeleMEDIA Family Value Plus has the same package with a wavetable sound card.

         The TeleMEDIA Office Suite is a quad-speed multimedia kit currently bundled with Lotus SmartSuite which includes a word processor, spreadsheet, relational database, personal information manager and presentation graphics software, all fully integrated in a powerful, yet easy-to-use environment. The TeleMEDIA Family Value and Office Suite multimedia upgrade kits also include PC-SIG's "World of Games" CD-ROM, with over 550 shareware games for DOS and Windows, a quad-speed IDE CD-ROM, an upgradable 16-bit sound board and an instructional installation video tape.

         The TeleMEDIA Windows 95 Companion Upgrade Kit bundles a wavetable-upgradable 16-bit Windows 95-ready plug-and-play sound card, a quad-speed internal CD-ROM and amplified 10-watt stereo speakers with Syncronys Software's SoftRAM95.

         The MegaSOUND SRS incorporates a complete 16-bit stereo sound board, advanced DSP wavetable synthesis and SRS surround-sound technology on one board. The product is based on a wavetable synthesis technology that reproduces digital recordings of authentic musical instrument sounds stored in ROM, creating a rich, crystal-clear audio sound on PCs. It features 32 note polyphony for multiple instrument sounds, 16 MIDI channels, full general MIDI compatibility and four-operator FM synthesis with 20-voice channel.

         The MagaSOUND Upgrade Kit is a plug-and-play DSP wavetable synthesizer-based daughterboard that adds true-to-life wavetable sound to any multimedia PC. It can be quickly snapped onto any currently existing 16-bit FM sound board with wave connector. It features the same wavetable technology as the SRS card. Both the MegaSOUND SRS and the MegaSOUND Upgrade bundle with MechWarrior 2, the blockbuster 3D action simulation game from Activision, Inc.

         The TeleMEDIA Carnaval Oro is an upgrade kit developed specifically for the Spanish-speaking market. It bundles a wavetable-upgradable 16-bit Windows 95-ready plug-in-play sound card, a quad-speed internal CD-ROM and amplified 10-watt stereo speakers with six popular software titles chosen for their educational and play value as well as their appeal to the Hispanic audience.

         The TelePHONIX Audio 28.8 features the telephone, fax, modem and sound all in one board. It provides the capabilities to access data from on-line U.C. services, "surf" the World Wide Web, play on-line games, speak on the telephone and fax documents with its fast 28.8 DSVD (digital simultaneous voice and data) Kbps modem and 14.4 Kbps fax.

         The AllMEDIA Processor Board is a fully-upgradable add-in board that integrates all multimedia functions in a single PCI slot. It offers sophisticated multimedia processing and includes Windows 95 DirectX acceleration, 64-bit graphics acceleration, video acceleration, MPEG player, 16-bit Sound Blaster-compatible audio, wavetable technology and optional live video input/output with frame grabber, video capture capabilities, TV tuner and
V.34 Fax/Modem.

         The Company's multimedia products generally retail for $40 to $350. These products collectively accounted for approximately 23% of total revenues in fiscal 1995.

         Computer Enhancement Products

         The Company, through its OMTI product line, manufactures and markets multi-function data storage products for various bus architectures. These products generally retail for $80 to $270, and collectively accounted for approximately 9%, 19% and 23% of total revenues in fiscal 1995, 1994 and 1993, respectively.

PRODUCT DEVELOPMENT

         The markets TeleVideo serves are characterized by rapid technological change. TeleVideo has an ongoing program to develop new products. During fiscal 1995, TeleVideo spent approximately $1.8 million on company-sponsored research and development. Company-sponsored research and development expenses for fiscal 1994 and 1993 were approximately $1.6 million and approximately $2.0 million, respectively. The Company did not engage in any customer-sponsored research and development during such years.

         Because of the fast pace of technological advances, particularly for microcomputers and multimedia products, the Company must be prepared to design, develop and manufacture new and more powerful low-cost products in a relatively short time span. The Company believes it has had mixed success to date in accomplishing these goals simultaneously and, like other companies in the computer industry, it will continue to experience delays from time to time in completing new product design and tooling. There is no assurance that the Company will be able to design, develop and manufacture new products that respond to the rapid changes in the market place.

MARKETING AND DISTRIBUTION

         North American sales are handled from the Company's sales offices located in San Jose, California and Hoffman Estates, Illinois, through independent distributors, dealers, VARs, superstores, massmarkets, systems integrators, large OEMs and end-users.

         Products sold in Europe, the Pacific Rim, Africa and Latin America are handled by the Company's San Jose, California office, through national distributors, OEMs and international representatives.

         TeleVideo's distributors generally do not have exclusive geographic territories. Contracts can generally be terminated by either party without cause upon 30 or 60 days' written notice. TeleVideo's distributors typically handle a variety of computer-related products, including products competitive with those of the Company. The typical distribution arrangement requires the customer to purchase the Company's products, with certain limited stock rotation rights. Distributors may also exercise price protection rights should the Company's products be reduced in price.

         TeleVideo, through its headquarters' marketing and supporting staff, plans to continue to work closely with its distributors, dealers, value-added resellers and original equipment manufacturers, and to provide them with training, sales and promotional material, cooperative advertising programs, and sales leads. The Company spent approximately 4.6% and 3.5% of its revenues on advertising in fiscal 1995 and fiscal 1994, respectively.

         TeleVideo's customers typically purchase the Company's products on an as-needed basis, and the Company will continue to manufacture its products based upon its sales forecasts and based upon customer orders. As a result of this strategy, the Company believes that backlog is not material to its business taken as a whole. The Company's order backlog as of October 31, 1995, was approximately $3.0 million, as compared with approximately $2.3 million at October 31, 1994, and approximately $1.8 million at October 31,

1993. The Company includes in backlog only orders for which a delivery schedule within twelve months has been specified by the customer. Because of the possibility of customer changes in delivery schedules or cancellation of orders (which is not uncommon in the computer industry), the Company's backlog as of any particular date may not be indicative of actual net sales for any succeeding period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         TeleVideo's largest customer accounted for approximately 6.6% ($1.1 million) of net sales in fiscal 1995. The Company believes that loss of this customer would not have an adverse effect on the net sales of the Company.

         TeleVideo's product sales are primarily made for cash, due net 30 or 60 days, or, in the case of some foreign sales, payment by letter of credit is required.

INTERNATIONAL SALES

         International sales of TeleVideo's products constituted approximately $4.13 million (24%) of net sales for fiscal 1995; approximately $3.63 million (27%) of net sales for fiscal 1994; and approximately $3.71 million (24%) of net sales for fiscal 1993.

         TeleVideo's international sales are subject to certain risks common to non-United States operations in general, including but not limited to governmental regulations, import restrictions and export control regulations, changes in demand resulting from fluctuations in exchange rates, as well as risks such as tariff regulations. TeleVideo's international sales are U.S. dollar-denominated and, therefore, are not directly subject to international currency fluctuations. The strength of the dollar in relation to certain international currencies may, however, adversely affect the Company's sales to international customers.

FOREIGN JOINT VENTURE ACTIVITY

         Commonwealth of Independent States

         TeleVideo continues to pursue business opportunities in the former Soviet Union, now referred to as the Commonwealth of Independent States. These may or may not involve sale or production of the Company's products, and TeleVideo may invest cash in these ventures.

         Ordynka, Moscow City

         The Ordynka venture's business plans included the development of an office complex in Moscow. The venture signed a contract dated October 15, 1991 with Samsung Engineering & Construction Co. Ltd., a Korean corporation, for construction of a 30,000 square foot office complex. Construction started in November 1991 and was completed in the last quarter of fiscal 1993. The initial investment of TeleVideo was $186,668. The Company sold its 50% ownership for $2.5 million and the full amount was received in fiscal 1995. See "Notes to Consolidated Financial Statements: Joint Ventures."

         Three H

         Three H Partners (owned equally by TeleVideo and a Russian entity) was formed in fiscal 1991 and the initial investment was $16,000.

         In February 1993, the Company loaned the Three H venture $1.0 million as working capital for the purpose of conducting short term commodities trading. The loan is unsecured. This note bears interest at 20% per annum and stipulates a maximum term of two years. In fiscal 1994, a total amount of $800,000 was repaid to the Company. It is anticipated that the remaining balance of $200,000 will be repaid in fiscal 1996. (See "Notes to Consolidated Financial Statements:
Subsequent Events.")

         Pharmaplant

         In fiscal 1994, approximately $123,288, representing 49% ownership, was invested in the "Pharmaplant" venture which involved the cultivation and processing of herb and ginseng products to be sold both domestically and abroad. The venture was canceled, and upon the approval of the Board of Directors, the investment was written off in fiscal 1995.

         Tatiana

         In fiscal 1994, approximately $280,000, representing 48% ownership, was invested in the "Tatiana" venture which involved the manufacturing of meat/sausage food products and the development of a two-story department store located in the suburban area of Moscow. The venture was canceled, and upon the approval of the Board of Directors, the investment was written off in fiscal 1995.

         InterTerminal

         The main purpose of the "InterTerminal" joint venture is the construction of a truck terminal (approximately 100,000 square feet) approximately 25 miles outside of Moscow. The construction was complete in early 1995. In April 1994, the Company acquired a 51% ownership of the joint venture in exchange for a $5,100 cash investment and a commitment to fund a $3.0 million loan, 20% interest rate, interest free for one year, to the venture, the proceeds of which were to be used to fund construction of the truck terminal. TeleVideo funded the $3.0 million loan to the venture in fiscal 1994 and 1995, and further agreed to loan the joint venture an additional $650,000 at an interest rate of 20% per annum in fiscal 1995. Approximately $3.5 million was repaid to the Company in fiscal 1995. TeleVideo sold its 51% ownership in May 1995. It is anticipated that the remaining balance of the loan and approximately $1.5 million in profit will be paid to the Company in fiscal 1996. The above estimated profit has not been accrued as of October 31, 1995. (See "Notes to Consolidated Financial Statements: Subsequent Events.")

         Risks of Foreign Operations

         There are a number of risks involved in TeleVideo's participation in foreign joint ventures located in the Commonwealth of Independent States. These risks include the ability to execute and enforce the agreements, the future regulations governing the repatriation of funds, the political and economic instability and the dependence on future events which can influence the success or failure of the ventures and, thus, may affect the recoverability of the amounts invested by TeleVideo. Management of the Company is aware of the attendant risks relating to these ventures and continually monitors the conditions in the CIS and the activities of the joint ventures. Management further believes the investments to be secure and thus no reserves were required as of October 31, 1995. However, there can be no assurance that conditions in the CIS will not deteriorate and place the Company's investments in jeopardy.

         Kabil Electronics Company, Ltd.

         The Company owned a 35% interest in Kabil Electronics Company, Ltd. of South Korea and the total investments were approximately $3.3 million. Since Kabil continued to sustain losses from operations, the Company wrote off its investments in fiscal 1990 and fiscal 1993. In December 1994, the Company accepted an offer to sell its 35% interest in Kabil to the majority owners for $1.5 million, less expenses, which is to be paid in installments over the 1995 and 1996 fiscal years. Approximately $555,000 was received in fiscal 1995. An additional $866,000 was received in January of 1996 and has been accrued as income for the year ended October 31, 1995. (See "Notes to Consolidated Financial Statements: Subsequent Events.")

COMPETITION

         TeleVideo believes that brand recognition, product quality, availability, extensive standard product features, service and price are significant competitive factors in the Company's markets. In addition to the factors listed above, the principal considerations for distributors and dealers in determining which products to offer include profit margins, immediate delivery, product support and credit terms. TeleVideo has continued, and in the future will likely continue, to face significant competition with respect to these factors, and there is no assurance that it will be able to successfully compete in the future.

PRODUCTION

         TeleVideo subcontracts the manufacture of its terminals and multimedia products to manufacturers in Taiwan, The People's Republic of China and South Korea. The testing and inspection, and some minor assembling work are done at its California headquarters.

         Although for the most part, the Company generally uses standard parts and components for its products, certain components are presently available and secured only from a single source. The Company's largest suppliers accounted for approximately 16.5% (approximately $2.2 million) and approximately 15.9% (approximately $2.1 million), respectively, of net purchases in fiscal 1995. Loss of one of these suppliers might have an adverse effect on the production of the Company. The Company believes, however, that in most cases, alternative sources of supply could be arranged as and when needed by the Company. To date, TeleVideo has not experienced any material difficulties or delays in production of its terminal and multimedia products.

PRODUCT SERVICE AND WARRANTY

         TeleVideo's products are serviced worldwide primarily by distributors and OEMs.

         The Company provides end-user customers with a one-year factory warranty on terminal products and a three-year factory warranty on multimedia products.

PROPRIETARY RIGHTS

         The Company regards certain aspects of its products as proprietary and relies upon a combination of trademark and copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company has registered trademarks in the United States and in over 20 foreign countries for "TeleVideo" and the TeleVideo logo.

         The continuing development of the Company's products and business is dependent, in part, on the knowledge and skills of certain of its employees. To protect its rights to its proprietary information, the Company requires all employees and consultants to enter into confidentiality agreements that prohibit the disclosure of confidential information to persons unaffiliated with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's technology or other confidential information in the event of any unauthorized use or disclosure. There also can be no assurance that third parties will not independently develop products similar to or duplicative of products of the Company. The Company believes that due to the rapid pace of technological change in its industry, the Company's success is likely to depend more upon continued innovation, technical expertise, marketing skill and customer support than on legal protection of the Company's proprietary rights.

GOVERNMENT REGULATIONS

         Most of the Company's products are subject to regulations adopted by the Federal Communications Commission ("FCC"), which establish radio frequency emanation standards for computing equipment. TeleVideo believes that all of the Company's products that are subject to such regulations comply with these regulations. Although there can be no assurance, the Company has no reason to believe that new products will not also be approved. Failure to comply with the FCC specifications could preclude the Company from selling noncomplying systems in the United States until appropriate modifications are made. To date, the Company has not encountered any FCC compliance problems.

EMPLOYEES

         At the fiscal year ended October 31, 1995, the Company's full-time employees totaled 69, an increase of approximately 21% of the total number of employees reported at the end of fiscal 1994. Of the total number of employees, 32 were engaged in product research, engineering, development and manufacturing; 27 in marketing and sales; and 10 in general management and administration. The increase in the number of employees from the 1994 fiscal year end was the result of the development and marketing of the multimedia products. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel.

         None of the Company's employees is subject to a collective bargaining agreement or represented by a union, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.   PROPERTIES.

         The Company's headquarters, research and development and administrative operations are housed in a 69,630 square foot building located on 2.5 acres in San Jose, California, which is owned by the Company. The Company's operations use approximately 80% of the building. Management believes these facilities will be adequate for its anticipated growth for the foreseeable future.

         The Company leases a domestic sales office in Hoffman Estates, Illinois. The lease is on a yearly basis which will expire on August 31, 1996, and has a monthly rental rate of $697.50. Management believes that, prior to its expiration, the Company would be able to secure extensions to the lease if such extension is deemed necessary in the future.

         The Massachusetts office was closed in February 1994 but the Company still had a lease agreement with the landlord until January 31, 1995 at a monthly rental rate of $1,835.

ITEM 3.   LEGAL AND OTHER PROCEEDINGS.

         Tax Audits

         The Company has been in various stages of federal and state income and sales tax audits for the past several years. The federal income tax audit for the taxable years of 1982 through 1985 were finalized in fiscal 1994. The total tax liability, plus interest and penalty, aggregated $1.53 million, and the total payment was made by the Company in November 1993. The New York State Franchise Tax audit was settled at $18,000 during the fourth quarter of fiscal 1993. The California Sales and Use Tax audit for the period of April 1990 through June 1994 was also finalized. In fiscal 1995, tax payments including penalty and interest of approximately $270,000 were made, all of which had been previously accrued by the Company.

         As of October 31, 1995, the only issues pending are the Massachusetts State Tax audit and the California Franchise Tax exposure resulting from the aforementioned Federal Income Tax audits. The Company believes that a resolution of one or both of these audits could occur in fiscal 1996 and its maximum exposure, collectively will not exceed $600,000. The Company has accrued this full amount at October 31, 1995.

         Other Legal Proceedings

         The Company has been named, along with dozens of other manufacturers, designers, and distributors of computer equipments, as a defendant in several lawsuits regarding product liability in connection with the alleged defective design of computer terminal keyboards and the size of the computer monitor screens. The first issue alleges that the various plaintiffs have suffered some form of severe wrist injury from the use of these keyboards. The second issue alleges that there was false advertising which claimed that the video screens were 17 inches in size, when in reality they were only 15 inches. The Company's attorneys have prepared a defense for these cases and the Company's insurance carriers are informed of the plaintiffs' claims. The Company intends to vigorously defend against the allegations of these suits. Management believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol "TELV." The following table sets forth for the periods indicated the high and low last sales prices for the Common Stock as reported by Nasdaq. The prices quoted below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                                High                   Low
                                                                                ----                   ---
Fiscal 1994:

         First Quarter                                                        $0.3125                 $0.3125
         Second Quarter                                                        0.4688                  0.4063
         Third Quarter                                                         0.3125                  0.2813
         Fourth Quarter                                                        0.3125                  0.2500

Fiscal 1995:

         First Quarter                                                        $0.3750                 $0.3750
         Second Quarter                                                        0.9375                  0.8125
         Third Quarter                                                         0.7188                  0.6250
         Fourth Quarter                                                        0.9375                  0.8125


         There were 8,398 holders of record of the Company's Common Stock at January 16, 1996.

         On January 16, 1996, the closing price of the Company's Common Stock in the over-the-counter market, as reported on the Nasdaq National Market, was $0.5625 per share.

         The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company presently intends to retain any earnings for use in its business.

ITEM 6.   SELECTED FINANCIAL DATA.

         The following selected financial data reflects the continuing operations of TeleVideo. The data below has been derived from the Company's audited consolidated financial statements for the years presented.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     Year Ended October 31,
                                                           -----------------------------------------------------------------------
                                                             1995            1994            1993            1992           1991
                                                           --------        --------        --------        --------       --------
STATEMENT OF OPERATIONS DATA:

Net sales                                                   $16,914         $13,232         $15,251         $20,298        $26,286

    Income (loss) from
        continuing operations                                   415 (2)        (907)         (9,618) (1)        466         (2,015)

Net income (loss)                                               415 (2)        (907)         (9,618) (1)        466         (2,015)

    Income (loss) from continuing
        operations (per share)                                 0.01           (0.02)          (0.22)           0.01          (0.05)

    Net income (loss) (per share)                              0.01           (0.02)          (0.22)           0.01          (0.05)


BALANCE SHEET DATA:

    Cash and cash equivalents                               $ 5,145         $ 2,131         $ 3,148         $ 6,081        $13,038

    Working capital                                          13,035           7,246           8,479           8,780          8,121

    Total assets                                             24,600          24,045          26,479          38,077         45,928

    Stockholders' equity                                     21,345          20,832          21,738          31,346         30,849


         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements for a discussion of operating results, liquidity needs and acquisitions and dispositions during the periods.

(1) Includes a charge of $9,531,000 to write down the cost of property to estimated fair market value.

(2)  Includes net gains (loss) from the following (in thousands):

         (A)      Sale of building                              $1,350
         (B)      Disposition of Russian joint venture
                  interests                                      1,910
         (C)      Sale of interest in Kabil Electronics          1,422
         (D)      Disposal of SMS product line                    (346)
                                                                ------
                                                                $4,336
                                                                ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company completely phased-out its personal computer product line in fiscal year 1993 and focused its resources and energies on the terminals and multimedia product lines. Several new terminals were introduced in fiscal 1995. Also, in February 1994, the Company announced its entry into the multimedia market and efforts continued in the development of new multimedia products and upgrade kits in fiscal 1995.

         The Company has expanded its marketing and sales force from 21 employees at October 31, 1994 to 27 employees at October 31, 1995 for the development and marketing of the multimedia products. Independent national and international sales representatives were also recruited. At the same time, there has been continued emphasis on improving efficiency and the reduction of overhead costs to improve operating results. In order to lower the production costs, the Company has continued to negotiate with its suppliers and has also shifted its production process from in-house to overseas manufacturing.

RESULTS OF OPERATIONS

         Fiscal 1995 Compared to Fiscal 1994

         Net sales for fiscal 1995 were approximately $16.91 million, or an increase of approximately 27.8% from the approximately $13.23 million in net sales reported in fiscal 1994. The increase in net sales in fiscal 1995 was principally generated from the sale of the multimedia products (approximately $3.92 million) which accounted for approximately 23% of the total sales revenue in fiscal 1995 compared to approximately 0.2% of total sales revenue in fiscal 1994.

         Cost of sales increased from approximately $9.52 million in fiscal 1994 to approximately $14.77 million in fiscal 1995, and increased as a percentage of sales from approximately 72% to approximately 87% during the same period. The percentage increase in cost of sales and the corresponding decrease in gross margins in fiscal 1995 (a decrease from approximately 28% to 13%) were primarily the results of the lower profit margin and intensive price competition on multimedia products, coupled with the increase in the inventory reserve on multimedia inventory noted below.

         Inventory reserves were decreased in aggregate by $149,000 for fiscal 1995. However, the Company scrapped approximately $759,000 of fully reserved inventory during the year which reduced the inventory reserve on a dollar for dollar basis, resulting in no net impact on cost of sales. The Company did record an additional reserve of $610,000 in the fourth quarter of fiscal 1995 to cover existing inventory on hand at year end which directly increased cost of goods sold by a like amount.

         Manufacturing expenses increased from $902,000 in fiscal 1994 to $1,098,000 in fiscal 1995, an increase of $196,000 (approximately 22%) from the prior year. The increase was primarily due to the increase in the number of employees from 12 in fiscal 1994 to 18 in fiscal 1995 for the manufacturing, assembling and inspecting of the multimedia products. The actual compensation expense increased from $499,000 in fiscal 1994 to $667,000 in fiscal 1995, an increase of $168,000 (approximately 34%) from the prior year.

         Marketing expense increased as a percentage of sales in fiscal 1995 from approximately 17.1% in fiscal 1994 to 18.8% in fiscal 1995, while actual marketing expenses increased from $2.3 million in fiscal 1994 to $3.2 million in fiscal 1995, an increase of 40.4% from the prior year. The increase in marketing expenses was due primarily to increased expenditures resulting from the increase in employee staffing levels and purchased services and advertising expenses on multimedia products. The number of sales and marketing employees increased from 21 in fiscal 1994 to 27 in fiscal 1995, while actual compensation expense increased from $1.42 million in fiscal 1994 to $1.84 million in fiscal 1995. Total advertising expense increased from $0.30 million in fiscal 1994 to $0.79 million in fiscal 1995.

         Research and development expense decreased as a percentage of sales from approximately 12.4% in fiscal 1994 to 10.8% in fiscal 1995, while actual research and development expenses increased from $1.6 million in fiscal 1994 to $1.8 million in fiscal 1995, an increase of 11.3% from the fiscal 1994 levels. The increase in actual research and development expenses in fiscal 1995 compared to the same period in the prior year was primarily a result of the increase in employee staffing levels from $1.1 million in fiscal 1994 to $1.2 million in fiscal 1995.

         General and administrative expense decreased as a percentage of sales from approximately 12.7% in fiscal 1994 to 11.1% in fiscal 1995, while actual expenses increased from $1.7 million in fiscal 1994 to $1.9 million in fiscal 1995, an increase of 11.7% from fiscal 1994 levels. The higher expense level in fiscal 1995 was primarily due to the increase in the reserve for accounts and notes receivable of approximately $300,000.

         The loss from operations reported in fiscal 1995 increased approximately 153.7%, from $1.9 million in fiscal 1994 to $4.7 million in fiscal 1995. This increase was primarily due to the high production, research and development, and marketing costs on the multimedia products, the decrease in terminal product line sales and the elimination of the SMS product line which historically provide higher profit margins.

         On December 12, 1994, the Company sold its real property located at 550 East Brokaw Road, San Jose, California which consists of approximately 19.8 acres of real property containing a building of 292,800 square feet for $11 million. After netting certain expenses of sales, the Company received $5.4 million in cash upon close of escrow. The remaining $5.0 million is in the form of a promissory note which shall be due and payable in twenty-four months at an interest rate of 9.5% per annum. Interest is paid on a monthly basis and approximately $475,000 in cash is generated as interest annually. Since the Company had written down the net book value of this real property to $9.4 million at October 31, 1993, a gain of $1.35 million was recognized in fiscal 1995.

         The Company recognized the following significant net gains (losses) in fiscal 1995 which offset the loss from operations:

                                                             $(000's)
                                                             --------
            (1)    Sale of Brokaw Building                    $1,350
            (2)    Sale of Ordynka Joint Venture Interest      2,313
            (3)    Sale of Kabil Investment                    1,422
            (4)    Write-off of Tatiana and PharmaPlant
                   Investments                                  (403)
            (5)    Disposal of SMS Product Line                 (346)
                                                               ------
                                                               $4,336
                                                               ======

         Interest income earned in fiscal 1995 increased from $602,000 in fiscal 1994 to $810,000 in fiscal 1995, a 34.6% increase from the prior year. Such increase was due to the interest earned on various notes receivables principally with respect to joint venture activity in the Commonwealth of Independent States and the sale of the Brokaw building, and the higher cash levels and higher short term interest rates.

         As a result of the foregoing, net income per share in fiscal 1995 was $0.01, based on 44,878,339 weighted average shares outstanding, compared to a net loss per share in fiscal 1994 of $0.02 based on 44,623,755 weighted average shares outstanding.

         No income tax expense or credit was provided for in fiscal 1995. The Company has approximately $76 million in federal net operating loss and credit carryovers and approximately $36 million in state net operating loss carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carryforwards since realization of any such benefit is not assured.

         Inflation had no significant impact on the Company's business or results of operations.

         Fiscal 1994 Compared to Fiscal 1993

         Net sales for fiscal 1994 were approximately $13.23 million, or approximately 13.2% less than the approximately $15.25 million in net sales reported in fiscal 1993. The Company believes that net sales in fiscal 1994 were principally affected by the planned phase down of the SMS systems and board product line (a decrease of $1.0 million in net sales), and the decrease in the terminal product line (a decrease of $0.9 million in net sales). The decline in net sales was also attributable to continuing aggressive pricing policies in the domestic market and increased foreign competition.

         Cost of sales decreased from approximately $11.38 million in fiscal 1993 to approximately $9.52 million in fiscal 1994, and decreased as a percentage of sales from approximately 75% to approximately 72% during the same period. The percentage decrease in cost of sales and the corresponding increase in gross margins in fiscal 1994 (an increase from approximately 25% to 28%) were primarily the results of product cost reductions negotiated with its suppliers and shifting the production process from in-house to overseas manufacturers.

         Inventory reserves were decreased by $1,798,000 for fiscal 1994; however there was no significant impact on cost of sales due to the corresponding reductions in fully reserved inventory.

         Manufacturing expense in fiscal 1994 reflected the effects of cost cutting measures implemented in prior fiscal years and further staff reductions implemented in fiscal 1994. Employee reductions were effected primarily in manufacturing. Compensation expense attributable to manufacturing decreased from $0.6 million in fiscal 1993 to $0.5 million in fiscal 1994. Such reductions reflect the changes in the Company's strategy from manufacturing locally to the use of outside suppliers or third party manufacturers for SMS boards and terminals. SMS boards and terminals from third party suppliers and manufacturers are priced below the Company's costs to manufacture or assemble such products.

         Marketing expense increased as a percentage of sales in fiscal 1994 from approximately 16.8% in fiscal 1993 to 17.1% in fiscal 1994, while actual marketing expenses decreased from $2.6 million in fiscal 1993 to $2.3 million in fiscal 1994, a decrease of 11.7% from the prior year. The decrease in actual marketing expenses was primarily due to reduced expenditures resulting from reduction in employee staffing levels and the close down of the sales offices in Massachusetts and France, but partially offset by the increase in purchased services and advertising expenses on multimedia products. Compensation expense attributable to marketing decreased from $1.91 million in fiscal 1993 to $1.42 million in fiscal 1994. Total advertising expense increased from $0.32 million in fiscal 1993 to $0.47 million in fiscal 1994.

         Research and development expense decreased as a percentage of sales from approximately 13.2% in fiscal 1993 to 12.4% in fiscal 1994, while actual research and development expenses decreased from $2.0 million in fiscal 1993 to $1.6 million in fiscal 1994, a decrease of 18.9% from the fiscal 1993 levels. The decrease in actual research and development expenses in fiscal 1994 compared to the same period in the prior years was primarily a result of the reduction in employee staffing levels. Compensation expense attributable to research and development decreased from $1.3 million in fiscal 1993 to $1.1 million in fiscal 1994.

         General and administrative expense increased as a percentage of sales from approximately 10.4% in fiscal 1993 to 12.7% in fiscal 1994. Actual expenses increased from $1.6 million in fiscal 1993 to $1.7 million in fiscal 1994, an increase of 5.9% from fiscal 1993 levels. The lower expense levels in fiscal 1993 was primarily due to the adjustment of $0.5 million in estimated sales tax liability which reduced total expense in that year. Compensation expense attributable to general and administrative activities decreased from $0.87 million in fiscal 1993 to $0.75 million in fiscal 1994.

         The loss from operations reported in fiscal 1994 was down approximately 18.6%, from $2.3 million in fiscal 1993 to $1.9 million in fiscal 1994.

         Interest income earned in fiscal 1994 increased approximately 25.0% from the interest income earned in fiscal 1993. Such increase was due to the interest earned on the $1.74 million loan to Marc Rich and Co. Ltd. and interest earned on various notes receivables principally with respect to joint venture activity in the Commonwealth of Independent States, but partially offset by the lower cash levels and lower short term interest rates.

         Net loss per share in fiscal 1994 was $0.02 based on 44,623,755 weighted average shares outstanding, compared to a net loss per share in fiscal 1993 of $0.22 based on 44,573,422 weighted average shares outstanding.

         The Company recorded a $396,000 tax benefit in fiscal 1993 resulting from the reduction from previous years' reserve, caused by the settlement of various income tax audits. No income tax expenses were provided for in fiscal 1994 and fiscal 1993, as the Company believes that it has adequate net operating loss and credit carryovers to offset any current corporate income tax liability.

         Inflation had no significant impact on the Company's business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Fiscal 1995 Compared to Fiscal 1994

         Cash and cash equivalents totaled approximately $5.1 million at October 31, 1995, up $3.0 million (approximately 141.4%) from fiscal 1994 year-end levels of $2.1 million. The increase in the cash and cash equivalents resulted primarily from the repayment of loans from affiliates and other of $3.3 million plus the partial proceeds from the sale of the Company's former headquarters of $5.5 million, of which $3.3 million was used to acquire new facilities and equipment, and other sources of $0.1 million net. These inflows of cash offset net cash used in operating activities of $2.6 million.

         Approximately $3.5 million in certificates of deposit were pledged as collateral for comparable amounts of stand-by and sight letters of credit under a letter of credit agreement as of the end of fiscal 1995. At October 31, 1995, the Company had approximately $2.1 million in outstanding letters of credit which were secured by the pledged deposits under this agreement.

         Net accounts receivable of $3.59 million at the end of fiscal 1995 were up approximately 75.7% from the 1994 year-end level of $2.05 million due primarily to increased sales volume. Days sales outstanding in accounts receivable increased in 1995 from 64 days to 88 days.

         Net inventories of approximately $5.74 million at the end of fiscal 1995 were approximately the same as the 1994 year-end level of $5.76 million.

         Working capital at the end of fiscal 1995 was approximately $13.0 million, up approximately 81% from the fiscal 1994 year-end level of approximately $7.2 million.

         The loss from operations reported in fiscal 1995 was up approximately 153.7%, from $1.9 million in fiscal 1994 to $4.7 million in fiscal 1995. At the current consumption rate, the Company's cash balance of approximately $5.1 million at October 31, 1995 (which includes $2.5 million pledged as security for stand-by and sight letters of credit) was anticipated to be adequate to fund the Company's fiscal 1996 operations at projected levels.

         The Company also expects to generate cash of approximately $1.5 million in 1996 from its Russian venture operations from the sale of its "InterTerminal" venture investments. In addition, the Company has a $5,000,000 note receivable resulting from the sale of its former headquarters which is due in full in December of 1996. See "Subsequent Events" for further information on significant cash inflows received by the Company subsequent to October 31, 1995.

         Fiscal 1994 Compared to Fiscal 1993

         Cash and cash equivalents totaled approximately $2.1 million at October 31, 1994, down $1.0 million (approximately 32.3%) from fiscal 1993 year-end levels of $3.1 million. The decrease in the cash and cash equivalents resulted primarily from: (a) the payment of federal income tax liability for the taxable years of 1982 through 1985 of $1.53 million, (b) other cash used in operating activities of $1.9 million, (c) the loan of $2.9 million to the "InterTerminal" joint venture, and (d) the load of $0.25 million to Jazz Multimedia Inc., while partially offset by: (a) the redemption of marketable securities of $3.5 million, (b) the repayment of $1 million from the Ordynka loan, and (c) the repayment of $0.8 million from the Three H loan.

         Approximately $1.5 million in certificates of deposit were pledged as collateral for comparable amounts of stand-by and sight letters of credit under a letter of credit agreement as of the end of fiscal 1994. At October 31, 1994, the Company had approximately $0.8 million in outstanding letters of credit which were secured by the pledged deposits under this agreement.

         Net accounts receivable of $2.05 million at the end of fiscal 1994 were down approximately 19.4% from the 1993 year-end level of $2.54 million due primarily to reduced sales volume. Days sales outstanding in accounts receivable decrease in 1994 from 71 days to 64 days.

         Net inventories of approximately $5.8 million at the end of fiscal 1994 were up approximately 47.7% from the 1993 year-end level of $3.9 million due primarily to increased product purchases to meet forecasted demand at the end of fiscal 1994.

         Working capital at the end of fiscal 1994 was approximately $7.2 million, down approximately 14.5% from fiscal 1993 year-end level of approximately $8.5 million.

         In the first quarter of fiscal 1993, the Company received $853,000 from Trimeter Technologies.

                  (Remainder of page left blank intentionally)

SUBSEQUENT EVENTS

         In November 1995, the Company received $100,000 from AdMOS for the partial payment of the $280,000 loan.

         In November 1995, the Company also received $170,000 from the "Three H" joint venture for the repayment of the loan. The remaining balance of $30,000 will be repaid to the Company in fiscal 1996.

         An additional $183,395 and $222,250 were received from the "InterTerminal" joint venture in December 1995 and January 1996, respectively.

         In January 1996, the Company received the remaining balance of $866,652 from the sale of the Kabil business.

            (The remainder of this page was left blank intentionally.)

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                                        PAGE NO.
                                                                                                                        IN 10-K
                                                                                                                        -------

                  Report of Independent Certified Public Accountants ....................................................  22

                  Consolidated Balance Sheets - October 31, 1995 and
                  1994 ..................................................................................................  23

                  Consolidated Statements of Operations for the Years Ended
                  October 31, 1995, 1994 and 1993 .......................................................................  24

                  Consolidated Statement of Stockholders' Equity for the
                  Years Ended October 31, 1995, 1994 and 1993 ...........................................................  25

                  Consolidated Statements of Cash Flows for the Years Ended
                  October 31, 1995, 1994 and 1993 .......................................................................  26

                  Notes to Consolidated Financial Statements ............................................................  27




                  (Remainder of page left blank intentionally)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
TeleVideo Systems, Inc.

We have audited the accompanying consolidated balance sheets of TeleVideo Systems, Inc. and Subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleVideo Systems, Inc. and Subsidiaries as of October 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

San Jose, California
January 19, 1996

                             TELEVIDEO SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            October 31,
                                                                                    -------------------------
                                                                                      1995             1994
                                                                                    --------         --------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $  5,145         $  2,131
        (including restricted cash of $3500
         in 1995 and $1500 in 1994)
   Marketable securities                                                                  40               68
   Accounts receivable, less allowance of $478 in 1995 and $288 in 1994                3,593            2,045
   Receivables from related parties, net of allowance of $363                          1,441                -
   Inventories                                                                         5,735            5,757
   Prepayments and other                                                                 336              458
                                                                                    --------         --------
          Total current assets                                                        16,290           10,459
                                                                                    --------         --------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                                  890            1,880
   Building                                                                            1,035           11,807
   Production equipment                                                                1,181            1,158
   Office furniture and equipment                                                      1,757            1,525
   Building improvements                                                               1,098               49
                                                                                    --------         --------
                                                                                       5,961           16,419
   Less accumulated depreciation and amortization                                      2,705            6,983
                                                                                    --------         --------
          Property, plant and equipment, net                                           3,256            9,436


NOTE RECEIVABLE FROM SALE OF BUILDING                                                  5,000                -

INVESTMENTS IN AFFILIATES                                                                 54              644

NOTES AND INTEREST RECEIVABLE FROM RELATED PARTIES, net of allowance of $242               -            3,506
                                                                                    --------         --------
          Total assets                                                              $ 24,600         $ 24,045
                                                                                    ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                 $  1,662         $  1,363
   Accrued liabilities                                                                   982            1,239
   Income taxes                                                                          611              611
                                                                                    --------         --------
          Total current liabilities                                                    3,255            3,213
                                                                                    --------         --------

COMMITMENTS AND CONTINGENCIES:                                                             -                -

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value;
      Authorized--75,000,000 shares
      Outstanding--45,148,120 shares in 1995 and
         44,640,995 shares in 1994                                                       451              446
   Additional paid-in capital                                                         95,560           95,428
   Unrealized loss on marketable securities                                              (39)               -
   Accumulated deficit                                                               (74,627)         (75,042)
                                                                                    --------         --------
         Total stockholders' equity                                                   21,345           20,832
                                                                                    --------         --------
         Total liabilities and stockholders' equity                                 $ 24,600         $ 24,045
                                                                                    ========         ========


   The accompanying notes are an integral part of these financial statements.

                             TELEVIDEO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Year  Ended  October 31,
                                                                 ----------------------------------------
                                                                   1995            1994            1993
                                                                 --------        --------        --------
NET SALES                                                        $16,914         $13,232         $ 15,251

COSTS AND EXPENSES:
   Cost of sales                                                  14,773           9,517           11,375


   Marketing                                                       3,185           2,268            2,569
   Research and development                                        1,821           1,636            2,017
   General and administration                                      1,876           1,680            1,587
                                                                 -------         -------         --------

     Total costs and expenses                                     21,655          15,101           17,548
                                                                 -------         -------         --------

          Loss from operations                                    (4,741)         (1,869)          (2,297)

GAIN ON SALE OF BUILDING                                           1,350               -                -
GAIN ON SALES OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES          3,329               -              925
PROVISION FOR WRITE DOWN OF LAND AND
     BUILDING AVAILABLE FOR SALE                                       -               -           (9,531)

LOSS FROM SALE OF SMS PRODUCT LINE                                  (346)              -                -

ADJUSTMENT OF ESTIMATED SALES TAX LIABILITY                            -               -              516

EQUITY IN (LOSS) OF AFFILIATE                                          -               -             (174)

INTEREST AND OTHER INCOME, net                                       823             962              547
                                                                 -------         -------         --------

          Income (loss) before benefit from income taxes             415            (907)         (10,014)


BENEFIT FROM INCOME TAXES                                              -               -              396
                                                                 -------         -------         --------

         Net income (loss)                                       $   415         $  (907)        $ (9,618)
                                                                 =======         =======         ========

Net income (loss) per share                                      $  0.01         $ (0.02)        $  (0.22)
                                                                 =======         =======         ========

Average shares outstanding                                        44,878          44,624           44,573
                                                                 =======         =======         ========




   The accompanying notes are an integral part of these financial statements.

                             TELEVIDEO SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                Three Years Ended
             October 31, 1995, October 31, 1994 and October 31, 1993

                                                     Common Stock         Additional                   Earnings/          Total
                                                 --------------------       Paid in       Other      (Accumulated      Stockholders
                                                  Shares       Amount       Capital     Adjustment      Deficit)          Equity
                                                 -------       ------       -------     ----------      -------          -------
Balance - October 31, 1992                        44,552        $445        $95,409        $  9         $(64,517)        $31,346

Exercise of employee stock options                    46           1              9           -                -              10
Net loss                                               -           -              -           -           (9,618)         (9,618)
                                                  ------        ----        -------        ----         --------         -------

Balance - October 31, 1993                        44,598         446         95,418           9          (74,135)         21,738

Equity adjustment from foreign currency
translation                                            -           -              -          (9)               -              (9)

Exercise of employee stock options                    43           -             10           -                -              10
Net loss                                               -           -              -           -             (907)           (907)
                                                  ------        ----        -------        ----         --------         -------

Balance - October 31, 1994                        44,641         446         95,428           -          (74,042)         20,832

Unrealized loss from marketable securities             -           -              -         (39)               -             (39)

Exercise of employee stock options                   507           5            132           -                -             137

Net income                                             -           -              -           -              415             415
                                                  ------        ----        -------        ----         --------         -------

Balance - October 31, 1995                        45,148        $451        $95,560        $(39)        $(74,627)        $21,345
                                                  ======        ====        =======        ====         ========         =======



    The accompanying notes are an integral part of this financial statement.

                             TELEVIDEO SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  Year Ended October 31,
                                                                       ---------------------------------------
                                                                         1995           1994            1993
                                                                       --------        -------         -------
INCREASE (DECREASE) IN CASH:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                      $   415         $  (907)        $(9,618)

 Charges (credits) to operations not affecting cash:
    Provision (credit) for bad debts                                       383              14            (348)
    Provision (credit) for excess and obsolete inventories                 610             366            (640)
    Net (gain) on sales of property and investment                      (1,350)              -             (73)
    Depreciation and amortization                                          320             506             743
    Benefit from income taxes                                                -               -            (413)
    Adjustment of estimated sales tax liability                              -               -            (516)
    Loss on write down of facilities available for sale                      -               -           9,531
    Interest income accrued                                                (77)              -               -
    Accrued profit on sale of foreign investment                          (866)              -               -
    Loss on write off of foreign investments                               403               -             174
    Changes in operating assets and liabilities:
       Accounts receivable                                              (1,810)            478             807
       Inventories                                                        (588)         (2,224)            970
       Prepayment and other                                               (128)           (121)            121
       Accounts payable                                                    299             638             (79)
       Accrued liabilities and royalties                                  (257)           (622)           (950)
       Current and deferred income taxes                                     -          (1,544)            (32)
                                                                       -------         -------         -------
          Net cash provided by (used in) operating activities           (2,646)         (3,416)           (323)
                                                                       -------         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                             (3,286)            (91)           (249)
 Reduction (investment) in marketable securities                           (11)          3,487          (1,552)
 Loans to affiliate and other                                             (184)         (3,142)         (1,000)
 Reduction (increase) in investments                                       187             173          (1,007)
 Payments received on notes receivable from affiliate and other          3,321           1,971               -
 Proceeds from sales of property and investment                          5,496               -           1,321
 Decrease (increase) in other assets                                         -               -            (133)
                                                                       -------         -------         -------
    Net cash provided by (used in) investing activities                  5,523           2,398          (2,620)
                                                                       -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                    137              10              10
 Equity adjustment from foreign currency translation                         -              (9)              -
                                                                       -------         -------         -------
    Net cash provided by financing activities                              137               1              10
                                                                       -------         -------         -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         3,014          (1,017)         (2,933)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                   2,131           3,148           6,081
                                                                       -------         -------         -------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                       $ 5,145         $ 2,131         $ 3,148
                                                                       =======         =======         =======



Supplemental disclosure of cash flow information:
   Cash paid during the year for:
    Income taxes                                                       $     -         $ 1,544         $    32


   The accompanying notes are an integral part of these financial statements.

                             TELEVIDEO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1995, 1994 AND 1993

         1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and certain of its majority owned subsidiaries, after elimination of intercompany accounts and transactions. The Company's investments in joint ventures in the Commonwealth of Independent States, some of which represent a majority interest in the joint venture, are not consolidated due to the lack of reliable financial information from the entity. Such investments are carried at cost. (See "Joint Ventures")

         Translation

         The Company applies Statement of Financial Accounting Standards No. 52 for purposes of translating foreign currency financial statements of its foreign subsidiaries. Translation gains and losses resulting from the translation of foreign currency financial statements are deferred and classified as adjustments of stockholders' equity.

         Revenue Recognition

         The Company recognizes revenue when products are shipped. The Company performs periodic evaluations of its customers' financial condition and generally, no collateral is required under normal sales terms. TeleVideo maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. Product warranties are based on ongoing assessment of expenses of the year. Reserves for product warranties were $169,000, $173,000 and $207,000 as of October 31, 1995, 1994 and
1993, respectively.

         Net Income (Loss) Per Share

         Net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         Marketable Securities

         Marketable securities, consisting of shares in the Pilgrim U.S. Government Security Trust II, are stated at the lower of aggregate cost or quoted market value. The aggregate cost of marketable securities at October 31, 1995 was $79,080 while the quoted market value was $40,097. Marketable securities at October 31, 1994 aggregated $74,584 at cost while the quoted market value was $68,451.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $613,000 and $762,000 in 1995 and 1994, respectively:

                                                               OCTOBER 31,
                                                         ----------------------
                                                          1995            1994
                                                         ------          ------
                  Purchased parts and subassemblies      $3,390          $3,562
                  Work-in-process                         1,170             959
                  Finished goods                          1,175           1,236
                                                         ------          ------
                                                         $5,735          $5,757
                                                         ======          ======


         Property, Plant and Equipment

         Depreciation and amortization are provided over the estimated useful lives of the assets using both straight-line and accelerated methods.

                             ESTIMATED USEFUL LIVES

                  Building                                      40 years
                  Production equipment                          1-10 years
                  Office furniture                              1-10 years
                  Leasehold improvements                        Terms of lease

         2.       ACQUISITIONS AND DIVESTITURES:

         Kabil Electronics Company, Ltd.

         The Company owned a 35% interest in Kabil Electronics Company, Ltd. of South Korea and the total investments were approximately $3.3 million. Since Kabil continued to sustain losses from operations, the Company wrote off its investments in fiscal 1990 and fiscal 1993. In December 1994, the Company accepted an offer to sell its 35% interest in Kabil to the majority owners for $1.5 million less expenses which was paid in installments over the 1995 and 1996 fiscal years. Approximately $555,000 was received in fiscal 1995. The Company received the remaining balance of $866,652 in January 1996. (See "Subsequent Events")

         AdMOS Technologies Inc.

         During fiscal 1991, the Company acquired through its wholly owned subsidiary, Silicon Logic, Inc., a 20% equity interest in a chip engineering firm (AdMOS Technologies Inc.) in exchange for certain assets and a nominal cash payment, the total value of which was $145,000. The acquisition of this interest has been accounted for on the cost method. This investment was written off in fiscal 1992 due to the continued economic difficulties experienced by AdMOS. In fiscal 1991 and 1992, the Company loaned AdMOS a total of $470,000, which has been partially repaid. The outstanding balance at October 31, 1995 was $104,000. The repayment of a portion of this loan is personally guaranteed by the President and controlling shareholder of AdMOS. Due to the economic difficulties AdMOS is currently experiencing, the principal and interest balances due on this note have been fully reserved.

         In February 1995, the Company loaned AdMOS $384,000 at an interest rate of 10% per annum. Approximately $104,000 was repaid to the Company in August 1995. In November 1995, the Company received another $100,000 from AdMOS. The Company has fully reserved the unpaid balance plus accrued interest as of October 31, 1995. (See "Subsequent Events")

         Russian Joint Ventures

         In fiscal 1993, 1994 and 1995, the Company acquired interests in various joint ventures, primarily in the Commonwealth of Independent States. These investments are accounted for on the cost method.

         Ordynka, Moscow City

         The Ordynka venture's business plans included the development of an office complex in Moscow. The venture signed a contract dated October 15, 1991 with Samsung Engineering & Construction Co. Ltd., a Korean corporation, for construction of a 30,000 square foot office complex. Construction started in November 1991 and was completed in the last quarter of fiscal 1993. The initial investment of TeleVideo was $186,668. The Company sold its 50% ownership for $2.5 million and the full amount was received in fiscal 1995.

         Three H

         Three H Partners (owned equally by TeleVideo and a Russian entity) was formed in fiscal 1991 and the initial investment was $16,000. In February 1993, the Company loaned the Three H venture $1.0 million as working capital for the purpose of conducting short term commodities trading. The loan is unsecured. This note bears interest at 20% per annum and stipulates a maximum term of two years. In fiscal 1994, a total amount of $800,000 was repaid to the Company. The remaining balance of $200,000 will be repaid in fiscal 1996. The Company received $170,000 from "Three H" in November 1995 (see "Subsequent Events").

         Pharmaplant

         In fiscal 1994, approximately $123,288, representing 49% ownership, was invested in the "Pharmaplant" venture which involved the cultivation and processing of herb and ginseng products to be sold both domestically and abroad. The venture was canceled, and upon the approval of the Board of Directors, the investment was written off in fiscal 1995.

         Tatiana

         In fiscal 1994, approximately $280,000, representing 48% ownership, was invested in the "Tatiana" venture which involved the manufacturing of meat/sausage food products and the development of a two-story department store located in the suburban area of Moscow. The venture was canceled, and upon the approval of the Board of Directors, the investment was written off in fiscal 1995.

         InterTerminal

         The main purpose of the "InterTerminal" joint venture is the construction of a truck terminal (approximately 100,000 square feet) approximately 25 miles outside of Moscow, and the construction was complete in early 1995. In April 1994, the Company acquired a 51% ownership of the joint venture in exchange for a $5,100 cash investment and a commitment to fund a $3.0 million loan, 20% interest rate, interest free for one year, to the venture, the proceeds of which were to be used to fund construction of the truck terminal. TeleVideo funded the $3.0 million loan to the venture in fiscal 1994 and 1995, and further agreed to loan the joint venture an additional $650,000 at an interest rate of 20% per annum in fiscal 1995. Approximately $3.5 million was repaid to the Company in fiscal 1995. TeleVideo sold its 51% ownership in May 1995. The remaining balance of the loan and approximately $1.5 million in profit will be sent to the Company in fiscal 1996. As with the Russian Joint Ventures, the Company only recognizes profit from the venture upon actual receipt of the funds. As such, none of the $1.5 million in estimated profit has been recorded in the accompanying financial statements.

         Risks of Foreign Operations

         There are a number of risks involved in TeleVideo's participation in foreign joint ventures located in the Commonwealth of Independent States. These risks include the ability to execute and enforce the agreements, the future regulations governing the repatriation of funds, the political and economic instability and the dependence on future events which can influence the success or failure of the ventures and, thus, may affect the recoverability of the amounts invested by TeleVideo. Management of the Company is aware of the attendant risks relating to these ventures and continually monitors the conditions in the CIS and the activities of the joint ventures. Management further believes the investments to be secure and thus no reserves are required as of October 31, 1995. However, there can be no assurance that conditions in the CIS will not deteriorate and place the Company's investment in jeopardy.

         3.       LETTER OF CREDIT AGREEMENT:

         The Company has a letter of credit facility with a bank whereby the bank will issue up to $3.5 million of standby and sight letters of credit. This agreement is contingent upon the Company maintaining cash deposits at the bank as collateral in an amount no less than the outstanding borrowings. At October 31, 1995, the Company had letters of credit outstanding of approximately $2.1 million which were secured by cash deposits of $3.5 million. These deposits earn interest at the rate of approximately 5.64% per annum.

         4.       RELATED PARTY TRANSACTIONS:

         During 1995, 1994, and 1993 the Company has had transactions with its affiliates as follows (in thousands):

                                                        1995         1994          1993
                                                       ------       ------        ------
         Note receivable at October 31:
                 AdMOS  *                               $104        $  200        $  230
                 AdMOS  **                               280             -             -
                 Kabil                                   866             -             -
                 Ordynka Joint Venture                     -             -         1,000
                 Three H Joint Venture                   200           200         1,000
                 InterTerminal                           213         3,284             -
         Interest receivable at October 31:
                 AdMOS  *                                 55            42            38
                 AdMOS  *                                 24             -             -
                 Ordynka Joint Venture                     -             -           158
                 Three H Joint Venture                    62            22            35


         *   Amounts are fully reserved.
         **  Approximately $180,000 is reserved.

         5.       CAPITAL STOCK:

         Preferred Stock

         The Company has authorized 3,000,000 shares of preferred stock. No preferred stock has been issued to date.

         Stock Option Plans

         The Company has granted options to employees and directors to purchase shares of the Company's common stock at fair value under a qualified 1981 Incentive Stock Option Plan and at not less than 85% of fair value under a non-qualified 1981 Supplemental Stock Option Plan. These options may be exercised ratably over periods of five years, generally commencing one year from the date of employment. The options typically expire five years from the date of grant.

             Information with respect to these plans is as follows:

                                                       1981 INCENTIVE STOCK
                                                            OPTION PLAN
                                                     ---------------------------
                                                                          OPTION
                                                     OUTSTANDING          PRICES
                                                     -----------          ------
Balance at October 31, 1993                           2,093,000            $0.22

         Exercised                                      (29,250)            0.22
         Terminated or canceled                      (1,643,750)            0.22
                                                     ----------            -----

Balance at October 31, 1994                             420,000            $0.22

         Exercised                                     (379,125)            0.22
         Terminated or canceled                         (19,250)            0.22
                                                     ----------            -----

Balance at October 31, 1995                              21,625            $0.22
                                                     ==========            =====

                                                      1981 SUPPLEMENTAL PLAN
                                                 -------------------------------
                                                                       OPTION
                                                 OUTSTANDING           PRICES
                                                 -----------         -----------
Balance at October 31, 1993                        232,250           $0.19-$0.22

         Exercised                                 (13,500)           0.22- 0.22
         Terminated or canceled                    (13,750)           0.19- 0.22
                                                   -------

Balance at October 31, 1994                        205,000           $0.19-$0.22

         Exercised                                  (5,000)           0.22- 0.22
         Terminated or canceled                    (50,000)           0.19- 0.19
                                                   -------

Balance at October 31, 1995                        150,000           $0.22-$0.22
                                                   =======

         On November 22, 1991, all options granted and outstanding under both the 1981 incentive and supplemental plans with a grant price in excess of $0.22 were repriced at $0.22 per share, the fair market value of the shares at that date.

         At October 31, 1995, options to purchase 21,625 shares of common stock were exercisable under the 1981 Incentive Stock Option Plan at a price of $0.22 per share. At October 31, 1995, options to purchase 150,000 shares of common stock were exercisable under the 1981 Supplemental Stock Option Plan at a price of $0.22 per share.

         Both the Incentive Stock Option Plan and the Supplemental Plan expired on October 28, 1991. Pursuant to the provisions of the plans, no further options may be granted after the October 28, 1991 expiration date.

         The Company may also grant options to employees and outside directors to purchase up to 4,000,000 shares and 600,000 shares of the Company's common stock at fair value under a 1991 Incentive Stock Option Plan and a 1992 Outside Directors' Stock Option plan, respectively. These options may be exercised ratably over periods of five years, generally commencing six months from the date of grant. The options typically expire ten years form the date of grant. No options have been granted under the Outside Directors' Plan.

         Information in respect to the 1991 Incentive Stock Option Plan is as follows:

                                                 1991 INCENTIVE STOCK OPTION PLAN
                                        ------------------------------------------------
                                        AVAILABLE                              OPTION
                                        FOR GRANT         OUTSTANDING          PRICES
                                        ---------         -----------        -----------
Balance at October 31, 1993             3,949,500             50,500         $0.25-$0.72

         Granted                       (1,056,500)         1,056,500          0.25- 0.41
         Terminated or canceled            10,500            (10,500)         0.25- 0.72
                                        ---------         ----------         -----------

Balance at October 31, 1994             2,903,500          1,096,500         $0.25-$0.72

         Granted                       (1,823,500)         1,823,500          0.28- 1.53
         Exercised                              0           (123,000)         0.25- 0.72
         Terminated or canceled           133,875           (133,875)         0.25- 0.72
                                        ---------         ----------         -----------

Balance at October 31, 1995             1,213,875          2,663,125         $0.25-$1.53
                                        =========         ==========         ===========


         At October 31, 1995, options to purchase 143,875 shares of common stock were exercisable under the 1991 Incentive Stock Option Plan at prices ranging from $0.25 to $1.53 per share.

         6.       INCOME TAXES:

         At October 31, 1995, the Company had tax loss carryforwards of approximately $76 million for federal income tax and approximately $36 million for state income tax reporting purposes, respectively. The net operating loss carryforwards expire through fiscal 2009. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards to be used in any given year upon occurrence of certain events, including significant changes in ownership interests.

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

         No deferred tax asset or benefit was recorded at October 31, 1995, as all amounts have been fully reserved. The components are as follows: (in thousands). The valuation allowance has increased by $3,170 and $2,000 for the 1995 and 1994 fiscal years.

                                                  1995          1994
                                                  ----          ----
         Net operating loss                      $27,900       $24,500
         Other                                       970         1,200
                                                 -------       -------
                                                  28,870        25,700
         Less valuation allowance                (28,870)      (25,700)
                  Net benefit                    $     -       $     -
                                                 =======       =======


         The Company recorded a benefit for taxes on income of $0.4 million during the fourth quarter of fiscal 1993, resulting from the reduction of certain income tax reserves. The change in accounting estimate relating to income tax reserves was based upon settlements and redeterminations of potential liabilities relating to prior years' federal and state income tax issues.

         The following is a reconciliation of expected tax expense (benefit) to actual for each of the three years ended October 31 (in thousands):

                                                                              1995           1994           1993
                                                                             ------         ------         ------
         Book income (loss)                                                   $ 415         $(907)        $(10,014)
                                                                              -----         -----         --------

         Expected tax expense (benefit)                                         167          (308)          (3,405)

         Adjustments to reconcile expected to actual expense (benefit):
                 Provision for loss on writedown
                   of building                                                    -             -            3,241
                 Effect of change in valuation
                   allowance (net)                                             (167)          308                -
                 Net operating loss and other                                     -             -              164
                 Reduction of prior year tax
                   contingency reserves                                           -             -             (396)
                                                                              -----         -----         --------
                 Actual tax expense (benefit)                                $    -        $    -         $   (396)
                                                                              =====         =====         ========

         The Company has been in various stages of federal and state income and sales tax audits for the past several years. The federal income tax audit for the taxable years of 1982 through 1985 were finalized in fiscal 1994. The total tax liability, plus interest and penalty, aggregated $1.53 million, and the total payment was made by the Company in November 1993. The New York State Franchise Tax audit was settled at $18,00 during the fourth quarter of fiscal 1993. The California Sales and Use Tax audit for the period of April 1990 through June 1994 was also finalized. In fiscal 1995, tax payments including penalty and interest of approximately $270,000 were made, all of which had been previously accrued by the Company in prior years.

         As of October 31, 1995, the only issues pending are the Massachusetts State Tax audit and the California Franchise Tax exposure resulting from the aforementioned Federal Income Tax audits. The Company believes that a resolution of one or both of these audits could occur in fiscal 1996 and its maximum exposure, collectively will not exceed $600,000. The Company has accrued this full amount at October 31, 1995.

         7.       LITIGATION AND OTHER:

         The Company has been named, along with dozens of other manufacturers, designers, and distributors of computer equipment, as a defendant in several lawsuits regarding product liability in connection with the alleged defective design of computer terminal keyboards and the size of the computer monitor screens. The first issue alleges that the various plaintiffs have suffered some form of severe wrist injury from the use of said keyboards. The second issue alleges that there was false advertising which claimed that the video screens were 17 inches in size, when in reality they were only 15 inches. The Company's attorneys have prepared a defense for these cases and the Company's insurance carriers are informed of the plaintiff's claims. The Company intends to vigorously defend against the allegations of these suits. Management believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position.

         8.       SEGMENT INFORMATION:

         The Company, which operates in a single industry segment, designs, produces and markets video display terminals and multimedia products designed for office and home automation both domestically and internationally. The Company had export sales primarily to Europe, Asia and Latin America of approximately $4.13 million, $3.63 million, and $3.71 million during fiscal 1995, 1994, and 1993, respectively. For the fiscal year ended October 31, 1995, one customer accounted for 6.6% and another customer accounted for 6.0% of net sales. For the fiscal year ended October 31, 1994, one customer accounted for 18.5% and another customer accounted for 10.1% of net sales. For the fiscal year ended October 31, 1993, one customer accounted for 23.6% and another customer accounted for 10.9% of net sales.

         9.       SIGNIFICANT FOURTH QUARTER ADJUSTMENTS:

         The Company recorded the following significant adjustments in the fourth quarter of fiscal 1995 (in thousands):

                                                                 Effect on Net Income
                                                                  Increase (Decrease)
                                                                  -------------------

                  Increase in bad debt reserve                        $  (485)
                  Increase in inventory                                   131
                  Increase in warranty reserve                            (44)
                  Increase in inventory obsolescence reserve             (610)
                                                                      -------

                                                                      $(1,008)
                                                                      =======

         The above adjustments affected the fourth quarter results of operations as follows: increased cost of goods sold by $523,000, increased general and administrative expenses by $485,000, for a total increase in loss from operations of $1,008,000.

         10.      NOTE RECEIVABLE:

         The $5.0 million note receivable from the sale of the Company's former headquarters is collateralized by a first deed of trust on the building. The interest is payable monthly at 9.5% per annum and the principal is due in full on December 12, 1996.

         11.      ACCRUED LIABILITIES:

         Accrued liabilities consist of the following at October 31: (In thousands)

                                                              1995        1994
                                                             ------      ------
                  Employee compensation and benefits         $  338      $  360
                  Warranty                                      169         173
                  Legal reserve                                 200         200
                  Accrued sales and use tax                       -         200
                  Professional fees                              91         132
                  Other                                         184         174
                                                             ------      ------

                                                             $  982      $1,239
                                                             ======      ======


         12.      VALUATION AND QUALIFYING ACCOUNTS:

         The Company's reserves for doubtful accounts and inventory obsolescence consist of the following: (In thousands)

                                                                Charged
                                                 Balance at    (Credited)                     Balance at
                                                 Beginning of  to Costs &                       End of
                                                   Period       Expense        Deductions       Period
                                                   ------       -------        ----------       ------
YEAR ENDED OCTOBER 31, 1993
         Reserve for doubtful accounts             $1,413        $(348)        $  (340)(1)      $  725
         Reserve for inventory obsolescence        $3,200        $(640)        $     -          $2,560

YEAR ENDED OCTOBER 31, 1994:
         Reserve for doubtful accounts             $  725        $  14         $  (209)(1)      $  530
         Reserve for inventory obsolescence        $2,560        $ 366         $(2,164)(2)      $  762

YEAR ENDED OCTOBER 31, 1995:
         Reserve for doubtful accounts             $  530        $ 383         $   (72)(1)      $  841
         Reserve for inventory obsolescence        $  762        $ 610         $  (759)(2)      $  613

(1)  Deductions represent write-offs of fully reserved receivables.
(2)  Reductions due to sales or scrap of fully reserved inventory.

         Prior year amounts have been adjusted to reflect the reserve activity on loans to the Company's AdMOS affiliate.

         13.      SUBSEQUENT EVENTS:

         In November 1995, the Company received $100,000 from AdMOS for the partial payment of the $280,000 loan.

         In November 1995, the Company also received $170,000 from the "Three H" joint venture for partial repayment of its loan. The remaining balance of $30,000 is expected to be repaid to the Company in fiscal 1996.

         An additional $183,395 and $222,250 were received from the "InterTerminal" joint venture in December 1995 and January 1996, respectively.

         In January 1996, the Company received the remaining balance of $866,652 from the sale of the Kabil business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.

           (The remainder of this page was left blank intentionally.)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The Directors and executive officers of the Company as of January 16, 1996, are as follows:

Name                        Age         Title
----                        ---         -----
K. Philip Hwang             59          Chairman of the Board and
                                        Chief Executive Officer
K. David Kim                62          Vice President, Business Development,
                                        and Chief Financial Officer
Robert E. Larson            57          Director
Stephen S. Kahng            46          Director

         Dr. K. Philip Hwang is the founder of the Company and has been Chairman of the Board and Chief Executive Officer since October 1976. From August 8, 1990 to April 6, 1991, he served as the Acting Chief Financial Officer. Dr. Hwang is also Chairman of AdMOS (Advanced MOS Systems), an engineering firm specializing in ASIC chip design. ADMOS is a private corporation in which TeleVideo holds a 20% interest.

         Mr. David Kim rejoined the Company in January 1991 as Vice President, Business Development, and since April 6, 1991, he has served as the Company's Chief Financial Officer. Mr. Kim was with the Company from 1981 to 1987 as Director of Terminal Manufacturing Operations and in 1988, he has appointed as Vice President, International Operations. From 1988 to January 1991, Mr. Kim was Executive Vice President of Kabil Electronics Co., Ltd., a TeleVideo OEM of CRT terminals and personal computers in Seoul, Korea.

         Dr. Robert E. Larson joined the Company as a member of the Board of Directors effective December 1, 1989. Since September 1985, Dr. Larson has been the Chairman of the Board and Chief Executive Officer of Expert-EASE Systems, Inc., a company engaged in the business of developing and selling "artificial intelligence" software. Since December 1989 and September 1983, respectively, he has served as Chairman of the Board and Chief Executive Officer of MIMD Systems, Inc., which is engaged in software for parallel processing computers, and as General Partner of Woodside Fund, a venture capital fund, and since September 1985, he has been a member of the Board of Directors of Skye Investment Advisers, a registered investment advisor firm. Since 1973, Dr. Larson has been a Consulting Professor in the Engineering--Economic Systems Department at Stanford University.

         Mr. Stephen S. Kahng joined the Company as member of the Board of Directors effective November 28, 1994. Since November 1993, Mr. Kahng has been the President and Chief Executive Officer of Power Computing Corporation which manufactures Power PC-based workstations. From December 1991 to November 1993, he served as the President of Up To Date Technology, Inc. which is a system design consulting company to the personal computer industry. Prior thereto, from September 1987 until December 1991, Mr. Kahng was the Senior Vice President and General Manager of Chips and Technologies, Inc. which was the supplier of ASICs to the personal computer industry.

         The following items included in the Company's Definitive Proxy Statement dated February 15, 1996 to be used in connection with the Company's Annual Meeting of Stockholders to be held on March 26, 1996 are incorporated herein by reference:

                                                                           Pages in
                                                                        Proxy Statement
                                                                        ---------------
ITEM 11. EXECUTIVE COMPENSATION                                                6

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                        4

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        9

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this Report.

         1.       Financial Statements.

         The Consolidated Financial Statements, Notes thereto and the Report of Grant Thornton LLP, Independent Public Accountants, thereon are included in Part II of this Report on Form 10-K.

         2.       Financial Statement Schedules.

         All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the accompanying Consolidated Financial Statements.

         3.       Exhibits.  See Exhibit Index, below.

(b)      Reports on Form 8-K.       NONE

           (The remainder of this page was left blank intentionally.)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                                                               FOOTNOTE
------                                                                                               --------
     3.1      Restated Certificate of Incorporation of the Company................................     (1)

     3.2      Bylaws of the Company...............................................................     (1)

    10.1      TeleVideo Systems, Inc. 1991 Incentive Stock Option Plan............................     (2)

    10.2      Form of Stock Option Agreement for TeleVideo Systems, Inc.
              1991 Incentive Stock Option Plan....................................................     (2)

    10.3      Televideo Systems, Inc. 1992 Outside Directors'
              Stock Option Plan...................................................................     (2)

    10.4      Management Bonus Plan effective fiscal 1984.........................................     (3)

    10.5      Form Distributor and Licensing Agreement............................................     (2)

    10.6      Form Original Equipment Manufacturer Agreement......................................     (2)

    10.7      Ordynka Agreements..................................................................     (4)

    10.8      Three H Promissory Notes............................................................     (4)

    10.9      InterTerminal Agreements and Promissory Notes.......................................     (5)

    22.0      Subsidiaries

    24.1      Consent of Grant Thornton LLP, Independent Certified
              Public Accountants

--------------------------------------
FOOTNOTES TO EXHIBIT INDEX

(1) Incorporated by reference from the corresponding exhibit description in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1987, filed January 29, 1988.

(2) Incorporated by reference from the corresponding exhibit description in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1991, filed January 27, 1992.

(3) Incorporated by reference from the corresponding exhibit description in the Company's annual reports on Form 10-K, filed January 29, 1985 and January 28, 1986, respectively.

(4) Incorporated by reference from the corresponding exhibit description in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1993, filed February 10, 1994.

(5) Incorporated by reference from the corresponding exhibit description in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1994, filed February 10, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TELEVIDEO SYSTEMS, INC.
                                            ------------------------------------
                                                     (REGISTRANT)

DATE:  JANUARY 26, 1996               BY:   /S/ KATHY CLEVELAND
                                            ------------------------------------
                                                KATHY CLEVELAND
                                                ASSISTANT SECRETARY

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

                     SIGNATURE                                            TITLE                                    DATE
--------------------------------------------------   -----------------------------------------------   -----------------------------
/S/  K. PHILIP HWANG                                 CHAIRMAN OF THE BOARD AND                         JANUARY 26, 1996
-------------------------                            CHIEF EXECUTIVE OFFICER
     K. Philip Hwang

/S/  K. DAVID KIM                                    VICE PRESIDENT, BUSINESS                          JANUARY 26, 1996
-------------------------                            DEVELOPMENT, AND CHIEF
     K. David Kim                                    FINANCIAL OFFICER

/S/  ROBERT E. LARSON                                DIRECTOR                                          JANUARY 26, 1996
-------------------------
     Robert E. Larson

/S/  STEPHEN S. KAHNG                                DIRECTOR                                          JANUARY 26, 1996
-------------------------
     Stephen S. Kahng

                             TELEVIDEO SYSTEMS, INC.

                                    EXHIBITS

                                       TO

                               REPORT ON FORM 10-K

                                       FOR

                       FISCAL YEAR ENDED OCTOBER 31, 1995