Form 10-Q
period 1996-01-31
TELEVIDEO SYSTEMS INC
filed 1996-03-14
CIK 353779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 1996
                                ----------------

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  -----------

                         Commission file number: 0-11552

                             TELEVIDEO SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                 94-2383795
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

           2345 Harris Way, P.O.Box 49048, San Jose, California 95131
                    (Address of principal executive offices)
                                   (Zip Code)


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

                                 YES  X     NO
                                    -----     -----
         The number of shares outstanding of registrant's Common Stock, as of March 12, 1996 is: 45,369,370 .
                  ------------

                            (Consisting of 16 pages.)

                             TELEVIDEO SYSTEMS, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 1996

                                      INDEX

                                                                         PAGE NO.
PART I.            Financial Information                                    3


         ITEM 1.   FINANCIAL STATEMENTS

                   Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets -
                   January 31, 1996 and October 31, 1995                    4

                   Condensed Consolidated Statements of
                   Operations - Three Months Ended January 31,
                   1996, and January 31, 1995                               5

                   Condensed Consolidated Statements of Cash
                   Flows - Three Months Ended January 31, 1996,
                   and January 31, 1995                                     6

                   Notes to Condensed Consolidated Financial
                   Statements - January 31, 1996                            7

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                              12


PART II.           Other Information                                       15

         ITEM 1.   LEGAL PROCEEDINGS                                       15

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                        15


                   SIGNATURES                                              16

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                             TELEVIDEO SYSTEMS, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1996 AND 1995 QUARTERLY DATA


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

         It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended October 31, 1995.

         The results of operations for the three-month period ended January 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1996.





            [The remainder of this page is intentionally left blank]

                             TELEVIDEO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         January 31,               October 31,
                                                           1996                       1995
                                                         -----------               -----------
ASSETS
 Current Assets:
   Cash and cash equivalents                               $  3,206                  $  5,145
     (including restricted cash of
      $2,500 in 1996 and $3,500 in 1995)
   Marketable securities                                         41                        40
   Accounts receivable, net                                   4,729                     3,593
   Receivables from related parties, net                         92                     1,441
   Inventories                                                5,204                     5,735
   Prepayments and other                                      6,510                       336
                                                           --------                  --------

   Total current assets                                      19,782                    16,290
                                                           --------                  --------

 Property, plant and equipment:
   Property, plant and equipment                              5,977                     5,961
   Less accumulated depreciation                             (2,776)                   (2,705)
                                                           --------                  --------

   Net property, plant and equipment                          3,201                     3,256
                                                           --------                  --------

 Investment in affiliates (Note 2)                              199                        54
 Other assets                                                     -                     5,000
                                                           --------                  --------

 Total assets                                              $ 23,182                  $ 24,600
                                                           ========                  ========

LIABILITIES & STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                        $    553                  $  1,662
   Accrued liabilities                                          964                       982
   Income taxes                                                 611                       611
                                                           --------                  --------

   Total current liabilities                                  2,128                     3,255
                                                           --------                  --------

 Stockholders' equity:
   Common stock                                                 452                       451
   Additional paid in capital                                95,577                    95,560
   Unrealized loss on marketable securities                     (39)                      (39)
   Accumulated deficit                                      (74,936)                  (74,627)
                                                           --------                  --------

   Total stockholders' equity                                21,054                    21,345
                                                           --------                  --------

 Total liabilities & stockholders' equity                  $ 23,182                  $ 24,600
                                                           ========                  ========

                             TELEVIDEO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND JANUARY 31, 1995
                    (In thousands, except per share amounts)



                                                         1996                       1995
                                                      -----------               ----------
Net sales                                               $ 5,199                   $ 2,599

Cost of sales                                             4,505                     1,879
                                                        -------                   -------

Gross profit                                                694                       720
                                                        -------                   -------


Operating expenses:
         Sales and marketing                                886                       663
         Research and development                           370                       433
         General and administrative                         292                       257
                                                        -------                   -------


         Total operating expenses                         1,548                     1,353
                                                        -------                   -------

Loss from operations                                       (854)                     (633)
                                                        -------                   -------

         Interest income                                    123                       128
         Other income (*)                                   425                     1,281
                                                        -------                   -------

Net gain (loss) before income tax                          (306)                      776

Income taxes                                                 (2)                       (1)
                                                        -------                   -------

Net gain (loss) after income tax                        $  (308)                  $   775
                                                        =======                   =======


Net gain (loss) per share                               $ (0.01)                  $  0.02
                                                        =======                   =======


Average shares outstanding                               45,171                    44,641
                                                        =======                   =======


(*)  Including:
         (1) $232,000 from sales tax refund and a gain of $187,000 from the sale of InterTerminal in January 1996;
         (2) a gain of $1.3 million from the sale of the building in fiscal 1995.

                             TELEVIDEO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND JANUARY 31, 1995
                                 (In thousands)

                                                            1996                     1995
                                                        -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $  (308)                  $   775
  Charges (credits) to operations not
           affecting cash:
         Depreciation                                          70                        87
  Changes in certain current assets
           and liabilities:
         Accounts receivable                               (1,136)                      387
         Inventories                                          531                       302
         Prepayments and other                             (1,175)                     (102)
         Accounts payable                                  (1,109)                     (899)
         Accrued liabilities                                  (18)                     (150)
         Income taxes                                           0                         0
                                                          -------                   -------

Net cash provided by (used in)
  operating activities                                     (3,145)                      400
                                                          -------                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net retirements of (additions to) property,
     plant & equipment                                        (16)                    7,144
  Decrease (increase) in other assets                           0                    (5,010)
  Investment in marketable securities                          (1)                       10
  Investment in affiliate                                    (145)                        0
  Loan to affiliate                                         1,350                       (95)
                                                          -------                   -------

Net cash provided by (used in) investing
  activities                                                1,188                     2,049
                                                          -------                   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       17                         0
                                                          -------                   -------

Net cash provided by financing activities                      17                         0
                                                          -------                   -------

Increase (decrease) in cash
  and cash equivalents                                     (1,940)                    2,449
                                                          -------                   -------

Cash and cash equivalents at the
  beginning of the period                                   5,145                     2,131
                                                          -------                   -------

Cash and cash equivalents at the
  end of the period                                       $ 3,205                   $ 4,580
                                                          =======                   =======

                             TELEVIDEO SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 1996


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


         Marketable Securities

         Marketable securities are carried at the lower of aggregate cost or quoted market value. The aggregate cost of marketable securities at January 31, 1996 was $80,020, while the quoted market value was $41,037. Unrealized losses through January 31, 1996 were $38,983.


         Inventories

         Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-progress and includes material, labor and manufacturing overhead costs. The components of inventory consist of the following: (in thousands)


                                            January 31,            October 31,
                                               1996                   1995
                                            -----------            -----------
         Purchased parts                      $2,154                 $3,390

         Work-in-process                       1,759                  1,170

         Finished goods                        1,291                  1,175
                                              ------                 ------

                                              $5,204                 $5,735
                                              ======                 ======


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


2.       ACQUISITIONS AND DIVESTITURES:

         Kabil Electronics Company, Ltd.

         The Company owned a 35% interest in Kabil Electronics Company, Ltd. of South Korea and the total investments were approximately $3.3 million. Since Kabil continued to sustain losses from operations, the Company wrote off its investments in Kabil in fiscal 1990 and fiscal 1993. In December 1994, the Company accepted an offer to sell its 35% interest in Kabil to the majority owners for $1.4 million, less expenses, which is to be paid in installments over the 1995 and 1996 fiscal year. Approximately $552,848 was received in fiscal 1995. An additional $866,652 was received in January 1996.

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

         In fiscal 1991 and 1992, the Company loaned AdMOS a total of $470,000, which has been partially repaid. The outstanding balance at January 31, 1996 was $104,000. The repayment of a portion of this loan is personally guaranteed by the President and controlling shareholders of AdMOS. Due to the economic difficulties AdMOS is currently experiencing, the principal and interest balances due on this note have been fully reserved.

         In February 1995, TeleVideo further loaned AdMOS $384,000 at an interest rate of 10% per annum. Approximately $104,000 was repaid to the Company in August 1995. In November 1995, the Company received another $100,000 from AdMOS. The Company has fully reserved the unpaid balance of $180,000 plus accrued interest as of January 31, 1996.

         Indigo, International

         During the first quarter of fiscal 1994, the Company acquired a 40% interest in Indigo, International in exchange for a cash investment of $25,000. The investment is carried at cost. Indigo has incurred only minor operations through January 31, 1996. The Company is planning to sell its Indigo business in fiscal 1996.

         Three H

         In fiscal 1992, the Company acquired a 50% joint venture interest in "Three H" in exchange for the contribution of cash of approximately $16,000. In February 1993, the Company loaned the Three H Joint Venture $1.0 million as working capital for the purpose of conducting short term commodities trading. The loan is unsecured. This note bears interest at 20% per annum and stipulates a maximum term of two years. In fiscal 1994, a total amount of $800,000 was repaid to the Company. The Company received another $170,000 from "Three H" in November 1995. The remaining balance of $30,000 plus accrued interest of approximately $62,000 will be repaid in fiscal 1996.

         InterTerminal

         The main purpose of the "InterTerminal" joint venture is the construction of a truck terminal (approximately 100,000 square feet) approximately 25 miles outside of Moscow, and the construction was complete in early 1995. In April 1994, the Company acquired a 51% ownership of the joint venture in exchange for a $5,100 cash investment and a commitment to fund a $3.65 million loan, 20% interest rate, to the venture, the proceeds of which were to be used to fund construction of the truck terminal. TeleVideo funded the $3.65 million loan to the venture in fiscal 1994 and 1995. TeleVideo sold its 51% ownership in May 1995. Approximately $3.5 million was repaid to the Company in fiscal 1995. An additional $406,000 was received during the first quarter of fiscal 1996. After offsetting $219,000 to the balance of the loan and acrued interest, the remaining $187,000 was recognized as a gain in the first quarter of fiscal 1996. An additional $1.1 million is expected to be received in fiscal 1996.

         TeleVideo-RUS

         In January 1995, TeleVideo set up a company called "TeleVideo-RUS" in the Commonwealth of Independent States with an initial investment of $150,000. The main purpose of this company is to act as a liaison between TeleVideo and the authorities in the CIS. One of the projects that the Company is anticipating will be the construction of truck terminals similar to the "InterTerminal" joint venture.

         At the indicated dates the Company had the following investments in affiliates and joint ventures: (in thousands)

                                                January 31,    October 31,
                                                   1996           1995
                                                -----------    -----------
         Three H Joint Venture                  $        16    $        16
         Pan Asian Bank                                   8              8
         InterTerminal                                    0              5
         TeleVideo-RUS                                  150              0
         Indigo                                          25             25
                                                -----------    -----------
             Total                              $       199    $        54
                                                -----------    -----------

3.       RESTRICTED CASH:

         The Company has a letter of credit agreement with a bank whereby the bank will issue up to $2.5 million of standby and sight letters of credit. This agreement is contingent upon the Company maintaining cash deposits at the bank as collateral in an amount no less than the outstanding borrowings. These funds are held in three-month certificates of deposits and earn interest at the rate of approximately 5.64% per annum. At January 31, 1996, the Company had letters of credit outstanding of approximately $1,457,380 which were secured by an equivalent amount of cash deposits.

4.       INCOME TAXES:

         The Company adopted, effective November 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The change from the deferred method to the liability method of accounting for income taxes had no material impact on the financial position or results of operations of the Company for the quarter ended January 31, 1996.

         As of January 31, 1996, the only tax issues pending are the Massachusetts State Tax audit and the California Franchise Tax exposure resulting from the previous Federal Income Tax audits. The Company believes that a resolution of one or both of these audits could occur in fiscal 1996 and its maximum exposure, collectively will not exceed $600,000. The Company has accrued this full amount at January 31, 1996.

5.       LITIGATION:

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

6.       RELATED PARTY TRANSACTIONS:

         The Company's outstanding receivables from related parties are summarized below (in thousands):

                                     January 31,       October 31,
Notes Receivable:                       1996               1995
-----------------                    -----------       -----------
          Three H Joint Venture      $        30       $       200
          InterTerminal                        0               213
          Kabil                                0               866
          AdMOS                              104 (1)           104 (1)
          AdMOS                              180 (1)           280 (2)

Interest Receivable:

          Three H Joint Venture               62                62
          AdMOS                               58 (1)            55 (1)
          AdMOS                               28 (1)            24 (1)
                                     -----------       -----------

              Total                  $       462       $     1,804
                                     -----------       -----------

------------------
(1) Amounts are fully reserved.
(2) Approximately $180,000 is reserved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         Operating loss for the three months ended January 31, 1996 of approximately $854,000 was approximately 34.9% higher comparing with the same period in fiscal 1995 which totaled approximately $633,000, primarily the results of lower profit margin and intensive price competition on multimedia products, coupled with the increase in the marketing and sales expenses on the multimedia products.

         The net loss for the first quarter of fiscal 1996 totaled approximately $308,000, or $0.01 per share, compared to a net gain of $775,000, or $0.02 per share, a year ago for the same three-month period. The net gain for the first quarter of fiscal 1995 was primarily due to the sale of the Company's real property which resulted in a gain of $1.3 million.

         Net loss per share for the first quarter of fiscal 1996 was $0.01 based on 45,171,000 weighted average shares outstanding, compared to a net gain of $0.02 per share based on 44,641,000 weighted average shares outstanding in the first quarter of fiscal 1995.

         Net sales for the first quarter of fiscal 1996 of approximately $5.2 million were approximately 100.0% above the same quarter a year ago which totaled approximately $2.6 million. The increase in net sales was principally attributable to the increase in the sales volume of the multimedia products which accounted for approximately $2.5 million in the first quarter of fiscal 1996.

         Cost of sales were approximately $4.5 million in the first quarter of fiscal 1996, or 139.8% higher than the approximately $1.9 million reported in the first quarter of fiscal 1995. Cost of sales in the first quarter of fiscal 1996 compared to the same period a year ago increased as a percentage of sales from approximately 72.3% in 1995 to approximately 86.7% in 1996. The increase in cost of sales percentage and the corresponding decrease in gross margin percentage for the three-month period ended January 31, 1996 (a decrease from approximately 27.7% to 13.3%) were primarily the results of the relatively higher product cost and lower profit margin of the multimedia products.

         Marketing expense decreased as a percentage of sales in the first quarter of fiscal 1996 from approximately 25.5% in fiscal 1995 to 17.0% in fiscal 1996 on a comparative quarter-to-quarter basis, while actual marketing expenses increased approximately 33.6% over this same three-month period. The increase in actual marketing expense was due primarily to the increase in employee staffing levels.

         Research and development expense decreased as a percentage of sales in the first quarter of fiscal 1996 from approximately 16.7% in fiscal 1995 to 7.1% in fiscal 1996, while actual research and development expense decreased approximately 14.5% over this same three-month period. The decrease was primarily due to the decrease in employee staffing levels.

         General and administrative expense decreased as a percentage of sales in the first quarter of fiscal 1996 from approximately 9.9% in fiscal 1995 to 5.6% in fiscal 1996, while actual expenses increased approximately 13.6% over this same three-month period.

         Interest income earned in the three months ended January 31, 1996 decreased approximately 3.9% over the same time period a year ago. This decrease was primarily due to the lower volume of funds loaned to related parties at significantly high interest rates and lower cash levels.

         The Company sold its 51% ownership in "InterTerminal" joint venture in fiscal 1995 for approximately $1.3 million, after netting all the selling expenses. Approximately $187,000 was received and recognized as a gain in the first quarter of fiscal 1996.

         A refund of approximately $232,000 was received from the State Board of Equalization resulted from the sales tax audits for the period August 1983 through March 1990.

         No income taxes were provided for in the quarter ended January 31, 1996, as the Company believes that it has adequate net operating loss and credit carryovers to offset any current corporate income tax liability.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled approximately $3.21 million at January 31, 1996, down $1.94 million (approximately 37.7%) from fiscal 1995 year-end levels of $5.15 million. The decrease in the cash and cash equivalent position for the three-month period ended January 31, 1996 resulted primarily from the net cash used in operating activities of $3.15 million, but partially offset by the loan repayments of $1.35 million from affiliates.

         Cash used in operations in the first three months of fiscal 1996 of $3.15 million resulted primarily from the excess of operating cash expenses over cash revenues. Cash provided by investing activities of $1.19 million resulted primarily from the decrease in note receivables of approximately $1.35 million but partially offset by the increase in investment in affiliate of $145,000.

         Approximately $2.5 million in certificates of deposit were pledged as collateral for comparable amounts of stand-by and sight letters of credit under a letter of credit agreement as of the end of the first quarter of 1996. At January 31, 1996, the Company had approximately $1.5 million in outstanding letters of credit which were secured by the pledged deposits under this agreement.

         Net accounts receivable of $4.7 million at the end of the first quarter of fiscal 1996 were up approximately 31.6% from 1995 year-end level of $3.6 million. Days sales outstanding in accounts receivable increased in 1996 from 88 days to 91 days. Trade accounts payable of $0.6 million at the end of the first quarter of fiscal 1996 were down approximately 66.7% from the 1995 year-end level of $1.7 million.

         Net inventories of approximately $5.2 million at the end of the first quarter of fiscal 1996 were down approximately 9.3% from the 1995 year-end level of $5.7 million.

         Working capital at the end of the first quarter of fiscal 1996 was $17.7 million, up approximately 35.4% from fiscal 1995 year-end level of $13.0 million.

         The Company expects to generate cash of approximately $1.1 million in fiscal 1996 from the sale of its InterTerminal venture investments and approximately $5.0 million in December 1996 from note receivable from the sale of its real property. At the current consumption rate, the Company's cash balance of approximately $3.2 million (which includes $2.5 million pledged as security for stand-by and sight letters of credit) at January 31, 1996, together with anticipated revenues from operations and other non-operating cash receipts, are anticipated to be adequate to fund the Company's fiscal 1996 operations at projected levels.


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

                                        TELEVIDEO SYSTEMS, INC.



March 12, 1996                          /s/ K. Philip Hwang
                                        --------------------------
                                        Dr. K. Philip Hwang,
                                        Chairman of the Board and,
                                        Chief Executive Officer



                                        /s/ David Kim
                                        --------------------------
                                        David Kim,
                                        Chief Financial Officer