Form 10-Q
period 1996-04-30
TELEVIDEO SYSTEMS INC
filed 1996-05-10
CIK 353779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 1996

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

         The number of shares outstanding of registrant's Common Stock, as of April 30, 1996 is: 45,369,370 .

                             TELEVIDEO SYSTEMS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 1996

                                      INDEX

                                    PAGE NO.

PART I.                    Financial Information                             3

         ITEM 1.           FINANCIAL STATEMENTS

                           Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets -
                           April 30, 1996 and October 31, 1995               4

                           Condensed Consolidated Statements of
                           Operations - Three Months Ended April 30,
                           1996, and April 30, 1995                          5

                           Condensed Consolidated Statements of
                           Operations - Six Months Ended April 30,
                           1996, and April 30, 1995                          6

                           Condensed Consolidated Statements of Cash
                           Flows - Six Months Ended April 30, 1996,
                           and April 30, 1995                                7

                           Notes to Condensed Consolidated Financial
                           Statements - April 30, 1996                       8

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS                                       13


PART II.                   Other Information                                17

         ITEM 1.           LEGAL PROCEEDINGS                                17

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS                                 17

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                 17


                           SIGNATURES                                       18

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

         The results of operations for the three and six-month period ended April 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1996.


            [The remainder of this page is intentionally left blank]

                             TELEVIDEO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            April 30,    October 31,
                                                              1996          1995
                                                            ---------    -----------
ASSETS
 Current Assets:
  Cash and cash equivalents                                 $  5,819      $  5,145
     (including restricted cash of
      $930 in 1996 and $3,500 in 1995)
  Marketable securities                                           36            40
  Accounts receivable, net                                     3,835         3,593
  Receivables from related parties,
          net of allowance of $377 in 1996
          and $363 in 1995 (Note 6)                               92         1,441
  Inventories                                                  4,479         5,735
  Prepayments and other                                        5,208           336
                                                            --------      --------
   Total current assets                                       19,469        16,290
                                                            --------      --------
 Property, plant and equipment:
   Property, plant and equipment                               5,964         5,961
   Less accumulated depreciation                              (2,829)       (2,705)
                                                            --------      --------
   Net property, plant and equipment                           3,135         3,256
                                                            --------      --------
 Investment in affiliates (Note 2)                               174            54
 Other assets                                                      0         5,000
                                                            --------      --------
 Total assets                                               $ 22,778      $ 24,600
                                                            ========      ========
LIABILITIES & STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                         $    283      $  1,662
   Accrued liabilities                                           834           982
   Income taxes                                                  611           611
                                                            --------      --------
   Total current liabilities                                   1,728         3,255
                                                            --------      --------
 Stockholders' equity:
   Common stock                                                  453           451
   Additional paid in capital                                 95,622        95,560
   Unrealized loss on marketable securities                      (44)          (39)
   Accumulated deficit                                       (74,981)      (74,627)
                                                            --------      --------
   Total stockholders' equity                                 21,050        21,345
                                                            --------      --------
 Total liabilities & stockholders' equity                   $ 22,778      $ 24,600
                                                            ========      ========

                             TELEVIDEO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND APRIL 30, 1995
                    (In thousands, except per share amounts)

                                                        1996             1995
                                                      --------         --------
Net sales                                             $  3,426         $  4,022

Cost of sales                                            3,454            3,257
                                                      --------         --------
Gross profit                                               (28)             765
                                                      --------         --------
Operating expenses:

         Marketing                                         532              835
         Research and development                          262              531
         General and administrative                        333              257
                                                      --------         --------
         Total operating expenses                        1,127            1,623
                                                      --------         --------
Loss from operations                                    (1,155)            (858)
                                                      --------         --------
         Interest income                                   214              284
         Other income                                      901              813
                                                      --------         --------
Net income (loss) before income tax                        (40)             239

Income taxes                                                (5)               0
                                                      --------         --------
Net income (loss) after income tax                    $    (45)        $    239
                                                      ========         ========
Net income (loss) per share                           $  (0.00)        $   0.01
                                                      ========         ========
Average shares outstanding                              45,349           44,823
                                                      ========         ========

                             TELEVIDEO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND APRIL 30, 1995
                    (In thousands, except per share amounts)

                                                        1996             1995
                                                      --------         --------
Net sales                                             $  8,625         $  6,621

Cost of sales                                            7,958            5,136
                                                      --------         --------
Gross profit                                               667            1,485
                                                      --------         --------
Operating expenses:

         Marketing                                       1,418            1,497
         Research and development                          632              965
         General and administrative                        626              514
                                                      --------         --------
         Total operating expenses                        2,676            2,976
                                                      --------         --------
Loss from operations                                    (2,009)          (1,491)
                                                      --------         --------
         Interest income                                   337              412
         Other income                                    1,326            2,095
                                                      --------         --------
Net income (loss) before income tax                       (346)           1,016

Income taxes                                                (8)              (1)
                                                      --------         --------
Net income (loss) after income tax                    $   (354)        $  1,015
                                                      ========         ========
Net income (loss) per share                           $  (0.01)        $   0.02
                                                      ========         ========
Average shares outstanding                              45,260           44,732
                                                      ========         ========

                             TELEVIDEO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND APRIL 30, 1995
                                 (In thousands)

                                                            1996          1995
                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $  (354)      $ 1,014
  Charges (credits) to operations not
           affecting cash:
         Depreciation                                         137           156
  Changes in certain current assets and liab.:
         Accounts receivable                                 (242)         (343)
         Inventories                                        1,256           190
         Prepayments and other                                127           270
         Accounts payable                                  (1,379)          434
         Accrued liabilities                                 (148)         (211)
         Income taxes                                        --            --
                                                          -------       -------
Net cash provided by (used in)
  operating activities                                       (603)        1,510
                                                          -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net retirements of (additions to) property,
     plant & equipment                                        (15)        6,507
  Decrease (Increase) in other assets                        --          (5,000)
  Investment in marketable securities                          (1)           17
  Investment in affiliate                                    (120)         --
  Loan to affiliate                                          --            (855)
  Payment received on notes receivable                      1,349          --
  Proceeds from investment gain                              --            --
                                                          -------       -------
Net cash provided by (used in) investing
 activities                                                 1,213           669
                                                          -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       64            51
  Equity adjustment from foreign
   currency translation                                      --            --
                                                          -------       -------
Net cash provided by (used in)
  financing activities                                         64            51
                                                          -------       -------
Increase (decrease) in cash
  and cash equivalents                                        674         2,230
                                                          -------       -------
Cash and cash equivalents at the
  beginning of the period                                   5,145         2,131
                                                          -------       -------
Cash and cash equivalents at the
  end of the period                                       $ 5,819       $ 4,361
                                                          =======       =======

                             TELEVIDEO SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1996

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

         Cash and Cash Equivalents

         For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Approximately $930,000, invested in short term certificates of deposit, are pledged as security under a letter of credit agreement.

         Marketable Securities

         Marketable securities are carried at the lower of aggregate cost or quoted market value. The aggregate cost of marketable securities at April 30, 1996 was $80,378, while the quoted market value was $36,526. Unrealized losses through April 30, 1996 were $43,852.

         Inventories

         Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-progress and includes material, labor and manufacturing overhead costs. The components of inventory consist of the following (in thousands):

                                                  April 30,            October 31,
                                                     1996                 1995
                                                  ---------            -----------
         Purchased parts                            $2,235               $3,390

         Work-in-process                             1,585                1,170

         Finished goods                                659                1,175
                                                    ------               ------
                                                    $4,479               $5,735
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

2.       ACQUISITIONS AND DIVESTITURES:

         Kabil Electronics Company, Ltd.

         The Company owned a 35% interest in Kabil Electronics Company, Ltd. of South Korea and the total investments were approximately $3.3 million. Since Kabil continued to sustain losses from operations, the Company wrote off its investments in Kabil in fiscal 1990 and fiscal 1993. In December 1994, the Company sold its 35% interest in Kabil to the majority owners for $1.4 million, less expenses, which is to be paid in installments over the 1995 and 1996 fiscal year. Approximately $552,848 was received in fiscal 1995. An additional $866,652 was received in January 1996.

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

         In fiscal 1991 and 1992, the Company loaned AdMOS a total of $470,000, which has been partially repaid. The outstanding balance at April 30, 1996 was $104,000. The repayment of a portion of this loan is personally guaranteed by the President and controlling shareholders of AdMOS. Due to the economic difficulties AdMOS is currently experiencing, the principal and interest balances due on this note have been fully reserved.

         In February 1995, TeleVideo further loaned AdMOS $384,000 at an interest rate of 10% per annum. Approximately $104,000 was repaid to the Company in August 1995. In November 1995, the Company received another $100,000 from AdMOS. The Company has fully reserved the unpaid balance of $180,000 plus accrued interest as of April 30, 1996.

         Indigo, International

         During the first quarter of fiscal 1994, the Company acquired a 40% interest in Indigo, International in exchange for a cash investment of $25,000. The investment was carried at cost. Indigo had incurred only minor operations in fiscal 1994 and 1995. The investment was written off in the second quarter of fiscal 1996.

         Three H

         In fiscal 1992, the Company acquired a 50% joint venture interest in "Three H" in exchange for the contribution of cash of approximately $16,000. In February 1993, the Company loaned the Three H Joint Venture $1.0 million as working capital for the purpose of conducting short term commodities trading. The loan is unsecured and bears interest at 20% per annum. In fiscal 1994, a total amount of $800,000 was repaid to the Company. The Company received another $170,000 from "Three H" in November 1995. The remaining balance of $30,000 plus accrued interest of approximately $62,000 will be repaid to the Company in fiscal 1996.

         InterTerminal

         In April 1994, TeleVideo acquired a 51% ownership of the "InterTerminal" joint venture in exchange for a $5,100 cash investment and a commitment to fund a $3.65 million loan, 20% interest rate, to the venture. The main purpose of the "InterTerminal" joint venture was the construction of a truck terminal (approximately 100,000 square feet) approximately 25 miles outside of Moscow, and the construction was complete in early 1995. TeleVideo sold its 51% ownership in May 1995. The $3.65 million loan was repaid to the Company in fiscal 1995. An additional $1,369,500 was received and recognized as a gain in the first and second quarters of fiscal 1996.

         TeleVideo-RUS

         In January 1996, TeleVideo set up a company called "TeleVideo-RUS" in the Commonwealth of Independent States with an initial investment of $150,000. The main purpose of this company is to act as a liaison between TeleVideo and the authorities in the CIS. One of the projects that the Company is anticipating will be the construction of truck terminals similar to the "InterTerminal" joint venture.

         At the indicated dates the Company had the following investments in affiliates and joint ventures (in thousands):

                                              April 30,     October 31,
                                                1996           1995
                                              ---------     -----------
         TeleVideo-RUS                          $150            $ 0
         Three H Joint Venture                    16             16
         Pan Asian Bank                            8              8
         InterTerminal                             0              5
         Indigo                                    0             25
                                                ----            ---
             Total                              $174            $54
                                                ====            ===

3.       RESTRICTED CASH:

         The Company has a letter of credit agreement with a bank whereby the bank will issue up to $930,000 of standby and sight letters of credit. This agreement is contingent upon the Company maintaining cash deposits at the bank as collateral in an amount no less than the outstanding borrowings. These funds are held in three month certificates of deposits and earn interest at the rate of approximately 5.64% per annum. At April 30, 1996, the Company had letters of credit outstanding of approximately $206,000 which were secured by an equivalent amount of cash deposits.

4.       INCOME TAXES:

         The Company adopted, effective November 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The change from the deferred method to the liability method of accounting for income taxes had no material impact on the financial position or results of operations of the Company for the quarter ended April 30, 1996.

         As of April 30, 1996, the only tax issues pending are the Massachusetts State Tax audit and the California Franchise Tax exposure resulting from the previous Federal Income Tax audits. The Company believes that its maximum exposure, collectively, will not exceed $600,000. The Company has accrued this full amount at April 30, 1996.

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

6.       RELATED PARTY TRANSACTIONS:

         The Company's outstanding receivables from related parties are summarized below (in thousands):

                                        April 30,       October 31,
Notes Receivable:                         1996              1995
- -----------------                       ---------       -----------
          Three H Joint Venture          $ 30             $200
          InterTerminal                     0              213
          Kabil                             0              866
          AdMOS                           104 (1)          104 (1)
          AdMOS                           180 (1)          280 (2)

Interest Receivable:

          Three H Joint Venture            62           62
          AdMOS                            60 (1)       55 (1)
          AdMOS                            33 (1)       24 (1)
                                         ----       ------
              Total                      $469       $1,804
                                         ====       ======

- ------------------------

(1)  Amounts are fully reserved.

(2)  Approximately $180,000 is reserved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         Operating loss for the three months ended April 30, 1996 of approximately $1,155,000 was approximately 34.6% higher comparing with the same period in fiscal 1995 which totaled approximately $858,000. Operating loss for the six months ended April 30, 1996 of approximately $2.0 million was approximately 34.7% higher comparing with the same period in fiscal 1995 which totaled approximately $1.5 million, primarily the results of low profit margin of the multimedia products.

         The net loss for the second quarter of fiscal 1996 totaled approximately $45,000, or $0.00 per share, compared to a net income of $239,000, or $0.01 per share, a year ago for the same three month period. The net loss for the six months ended April 30, 1996 totaled approximately $354,000, or $0.01 per share, compared to a net income of $1,015,000, or $0.02 per share, for the same period a year ago. The net loss in fiscal 1996 was lower than the operating loss in fiscal 1996, due primarily to the gain of approximately $1,369,500 from the sale of the InterTerminal joint venture. The net income for the fiscal year of 1995 was due to: (a) a gain of $1.3 million from the sale of the Company's headquarters located at Brokaw Road, San Jose, California in December 1994; (b) a gain of $290,000 from the sale of the Kabil business in February 1995; and (c) a gain of $1.0 million from the sale of the Ordynka building in April 1995 but partially offset by a loss of $346,000 from the sale of the SMS product line in March 1995.

         Net loss per share for the second quarter of fiscal 1996 was $0.00 per share based on 45,349,000 weighted average shares outstanding, compared to a net income of $0.01 per share based on 44,823,000 weighted average shares outstanding in the second quarter of fiscal 1995.

         Net sales for the second quarter of fiscal 1996 of approximately $3.4 million were approximately 14.8% below the same quarter a year ago which totaled approximately $4.0 million. Net sales for the six months ended April 30, 1996 of approximately $8.6 million were approximately 30.3% above the same period of time a year ago which totaled approximately $6.6 million. The increase in net sales during the first six months of fiscal 1996 was principally attributable to the increase in the sales volume of multimedia products but partially offset by the severe price competition, the decline in the sales of the SMS and older terminal products, and the increase of cost of the older terminal products.

         Cost of sales were approximately $3.5 million in the second quarter of fiscal 1996, or 6.0% higher than the approximately $3.3 million reported in the second quarter of fiscal 1995. Cost of sales in the second quarter of fiscal 1996 compared to the same period a year ago increased as a percentage of sales from approximately 81.0% (in fiscal 1995) to approximately 100.8% in fiscal 1996. The increase in cost of sales percentage and the corresponding decrease in gross margin percentage for the three month period ended April 30, 1996 (a decrease from approximately 19.0% to -0.8%) were primarily the results of severe price competition and lower profit margin of the multimedia products. The price of certain multimedia products had dropped below cost.

         Cost of sales were appproximately $8.0 million for the six months ended April 30, 1996, or 54.9% higher than the approximately $5.1 million reported in the same period a year ago. Cost of sales also increased as a percentage of sales from approximately 77.6% (in fiscal 1995) to approximately 92.3% in fiscal 1995.

         Marketing expense decreased as a percentage of sales in the second quarter of fiscal 1996 from approximately 20.8% in fiscal 1995 to 15.5% in fiscal 1996 on a comparative quarter-to-quarter basis, while actual marketing expenses decreased approximately 36.3% over this same three month period. On a six month basis, marketing expense decreased as a percentage of sales from approximately 22.6% in fiscal 1995 to 16.4% in fiscal 1996, while actual marketing expenses decreased approximately 5.3%. The decrease in marketing expense percentage and actual marketing expense was due primarily to the decrease in marketing and sales staffing levels and decrease in purchased services and advertising expenses on multimedia products.

         Research and development expense decreased as a percentage of sales in the second quarter of fiscal 1996 from approximately 13.2% in fiscal 1995 to 7.6% in fiscal 1996, while actual research and development expense decreased approximately 50.7% over this same three month period. On a six month basis, research and development expense decreased as a percentage of sales from approximately 14.6% in fiscal 1995 to 7.3% in fiscal 1996, while actual expense decreased approximately 34.5%. The decrease in percentage and actual research and development expenses for the three and six months ended April 30,

1996 compared to the same period last year was due primarily to the decrease in engineering staffing levels.

         General and administrative expense increased as a percentage of sales in the second quarter of fiscal 1996 from approximately 6.4% in fiscal 1995 to 9.7% in fiscal 1996, while actual expenses increased approximately 29.6% over this same three month period. On a six month basis, general and administrative expense decreased as a percentage of sales from appproximately 7.8% in fiscal 1995 to 7.3% in fiscal 1996, while actual expense increased approximately 21.8% over this same six month period. The increase in expense levels for the three and six months ended April 30, 1996 was due primarily to the increase in administrative staffing levels.

         Interest income earned in the three months ended April 30, 1996 decreased approximately 24.6% over the same time period a year ago. This decrease was due to the lower volume of funds loaned to related parties which provide significantly high interest rates but partially offset by higher cash levels.

         The Company sold its 51% ownership in "InterTerminal" joint venture in fiscal 1995 for approximately $1.3 million and the full amount was received and recognized as a gain in the first and second quarters of fiscal 1996.

         No income taxes were provided for in the quarter ended April 30, 1996, as the Company believes that it has adequate net operating loss and credit carryovers to offset any current corporate income tax liability.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled approximately $5.8 million at April 30, 1996, up $674,000 (approximately 13.1%) from fiscal 1995 year-end levels of $5.1 million. The increase in the cash and cash equivalent position for the six month period ended April 30, 1996 resulted primarily from: (a) the sale of the InterTerminal joint venture provided $1.3 million in cash; (b) the loan repayment of $405,000, $170,000 and $100,000 from InterTerminal, Three H and AdMOS, respectively; and (c) the final payment of approximately $866,000 from the sale of the Kabil business, but partially offset by an operating loss of $2.0 million and an investment of $150,000 in TeleVideo-RUS.

         Approximately $930,000 in certificates of deposit were pledged as collateral for comparable amounts of stand-by and sight letters of credit under a letter of credit agreement as of the end of the second quarter of 1996. At April 30, 1996, the Company had approximately $206,000 in outstanding letters of credit which were secured by the pledged deposits under this agreement.

         Net accounts receivable of $3.8 million at the end of the second quarter of fiscal 1996 were up approximately 6.7% from 1995 year-end level of $3.6 million. Days sales outstanding in accounts receivable increased in 1996 from 78 days to 81 days. Trade accounts payable of $283,000 at the end of the second quarter of fiscal 1996 were down approximately 83.0% from the 1995 year-end level of $1.7 million.

         Net inventories of approximately $4.5 million at the end of the second quarter of fiscal 1996 were down approximately 21.9% from the 1995 year-end level of $5.7 million. Inventory level was decreased due primarily to the sale of the multimedia products which accounted for approximately $3.5 million, or 40.4% of the total sales, during the first six months of fiscal 1996.

         Working capital at the end of the second quarter of fiscal 1996 was $17.7 million, up approximately 36.1% from fiscal 1995 year-end level of $13.0 million.

         The Company expects to generate cash in 1996 from the $5.0 million note receivable from the sale of its real property.

         At the current consumption rate, the Company's cash balance of approximately $5.8 million (which includes $930,000 pledged as security for stand-by and sight letters of credit) at April 30, 1996, together with anticipated revenues from operations and other non-operating cash receipts, are anticipated to be adequate to fund the Company's fiscal 1996 operations at projected levels.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

         See Note 5 of "Notes to Condensed Consolidated Financial Statements."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of shareholders on March 26, 1996, at which K. Philip Hwang, Stephen S. Kahng, Kristine Kim and Robert E. Larson were elected by the shareholders as Directors of the Company's Board.

         The shareholders also ratified the appointment of Grant Thornton LLP as the Company's independent public accountant for the fiscal year ending October 31, 1996.

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

                                        TELEVIDEO SYSTEMS, INC.

May 10, 1996                            /s/ K. Philip Hwang
                                        --------------------------
                                        Dr. K. Philip Hwang,
                                        Chairman of the Board and,
                                        Chief Executive Officer




                                        /s/ David Kim
                                        --------------------------
                                        David Kim,
                                        Chief Financial Officer