Form 10-Q
period 1996-07-31
TELEVIDEO SYSTEMS INC
filed 1996-09-05
CIK 353779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 1996

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

         The number of shares outstanding of registrant's Common Stock, as of July 31, 1996 is: 45,402,245 .

                             TELEVIDEO SYSTEMS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JULY 31, 1996

                                      INDEX

                                                                        PAGE NO.

PART I.                    Financial Information                             3

         ITEM 1.   FINANCIAL STATEMENTS
                   Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets -
                   July 31, 1996 and October 31, 1995                        4

                   Condensed Consolidated Statements of
                   Operations - Three Months Ended July 31,
                   1996, and July 31, 1995                                   5

                   Condensed Consolidated Statements of
                   Operations - Nine Months Ended July 31,
                   1996, and July 31, 1995                                   6

                   Condensed Consolidated Statements of Cash
                   Flows - Nine Months Ended July 31, 1996,
                   and July 31, 1995                                         7

                   Notes to Condensed Consolidated Financial
                   Statements - July 31, 1996                                8

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                               13


PART II.           Other Information                                        17

         ITEM 1.   LEGAL PROCEEDINGS                                        17

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                         17

                   SIGNATURES                                               18

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

         The results of operations for the three and nine-month period ended July 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1996.






            [The remainder of this page is intentionally left blank]

                             TELEVIDEO SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       July 31,             October 31,
                                                                         1996                  1995
                                                                      --------               --------
ASSETS
 Current Assets:
  Cash and cash equivalents                                           $ 5,595                $ 5,145
     (including restricted cash of
      $2,430 in 1996 and $3,500 in 1995)
  Marketable securities                                                     0                     40
  Accounts receivable, net                                              4,596                  3,593
  Receivables from related parties,
          net of allowance of $384 in 1996
          and $363 in 1995 (Note 6)                                        92                  1,441
  Inventories                                                           4,220                  5,735
  Prepayments and other                                                 5,118                    336
                                                                      --------                ------

   Total current assets                                                19,621                 16,290
                                                                      --------                ------

 Property, plant and equipment:
   Property, plant and equipment                                        5,965                  5,961
   Less accumulated depreciation                                       (2,896)                (2,705)
                                                                      --------                -------

   Net property, plant and equipment                                    3,069                  3,256
                                                                      --------                ------

 Investment in affiliates (Note 2)                                        234                     54
 Other assets                                                               0                  5,000
                                                                      --------                ------

 Total assets                                                         $22,924                $24,600
                                                                      ========                =======
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $    899               $ 1,662
   Accrued liabilities                                                     867                   982
   Income taxes                                                            611                   611
                                                                      ---------              -------

   Total current liabilities                                             2,377                 3,255
                                                                      ---------              -------

 Stockholders' equity:
   Common stock                                                            454                  451
   Additional paid in capital                                           95,634               95,560
   Unrealized loss on marketable securities                                  0                  (39)
   Accumulated deficit                                                 (75,541)             (74,627)
                                                                      ---------             -------

   Total stockholders' equity                                           20,547                21,345
                                                                      ---------             --------

 Total liabilities & stockholders' equity                             $ 22,924               $24,600
                                                                      =========            =========

                             TELEVIDEO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JULY 31, 1996 AND JULY 31, 1995
                    (In thousands, except per share amounts)



                                                           1996                  1995
                                                        ----------              --------
Net sales                                               $ 5,369                 $ 5,475


Cost of sales                                             4,871                   4,462
                                                        --------                -------

Gross profit                                                498                   1,013
                                                        --------                -------


Operating expenses:

         Marketing                                          484                     823
         Research and development                           236                     441
         General and administrative                         334                     318
                                                        --------                -------


         Total operating expenses                         1,054                   1,582
                                                        --------                -------

Loss from operations                                       (556)                   (569)
                                                        --------                --------

         Interest income                                    191                     202
         Other income                                      (193)                   (146)
                                                        --------                --------

Net income (loss) before income tax                        (558)                   (513)

Income taxes                                                 (2)                     (5)
                                                        --------                --------

Net income (loss) after income tax                      $  (560)                $  (518)
                                                        ========                ========



Net income (loss) per share                             $ (0.01)                $ (0.01)
                                                        ========                ========


Average shares outstanding                               45,391                  44,948
                                                        ========                ========

                             TELEVIDEO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED JULY 31, 1996 AND JULY 31, 1995
                    (In thousands, except per share amounts)



                                                             1996                  1995
                                                          ----------             --------
Net sales                                                 $13,994                 $12,096


Cost of sales                                              12,830                   9,598
                                                          --------                -------

Gross profit                                                1,164                   2,498
                                                          --------                -------


Operating expenses:

         Marketing                                          1,902                   2,320
         Research and development                             868                   1,405
         General and administrative                           960                     833
                                                          --------                -------


         Total operating expenses                           3,730                   4,558
                                                          --------                -------

Loss from operations                                       (2,566)                 (2,060)
                                                          --------                --------

         Interest income                                      529                     615
         Other income                                       1,133                   1,948
                                                          --------                -------

Net income (loss) before income tax                          (904)                    503

Income taxes                                                   (9)                     (6)
                                                          --------                --------

Net income (loss) after income tax                        $  (913)                $   497
                                                          ========                ========



Net income (loss) per share                               $ (0.02)                $  0.01
                                                          ========                ========


Average shares outstanding                                 45,304                  44,804
                                                          ========                ========

                             TELEVIDEO SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED JULY 31, 1996 AND JULY 31, 1995
                                 (In thousands)

                                                                     1996                  1995
                                                                 -----------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $  (913)                $   496
  Charges (credits) to operations not
           affecting cash:
         Depreciation                                                203                     237
  Changes in certain current assets and liab.:
         Accounts receivable                                      (1,003)                 (1,162)
         Inventories                                               1,515                    (410)
         Prepayments and other                                       218                     215
         Accounts payable                                           (763)                   (623)
         Accrued liabilities                                        (115)                   (268)
         Income taxes                                                  -                       -
                                                                 --------                -------

Net cash provided by (used in)
  operating activities                                              (858)                 (1,515)
                                                                 --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net retirements of (additions to) property,
     plant & equipment                                               (16)                  5,986
  Decrease (Increase) in other assets                                  -                  (5,000)
  Investment in marketable securities                                 79                      22
  Investment in affiliate                                           (180)                    403
  Loan to affiliate                                                    -                    (777)
  Payment received on notes receivable                             1,349                   3,434
  Proceeds from investment gain                                        -                       -
                                                                 --------                -------

Net cash provided by (used in) investing
  activities                                                       1,232                   4,068
                                                                 --------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                              76                      80
  Equity adjustment from foreign
   currency translation                                                -                       -
                                                                 --------                -------

Net cash provided by (used in)
  financing activities                                                76                      80
                                                                 --------                -------

Increase (decrease) in cash
  and cash equivalents                                               450                   2,633
                                                                 --------                -------

Cash and cash equivalents at the
  beginning of the period                                          5,145                   2,131
                                                                 --------                -------

Cash and cash equivalents at the
  end of the period                                              $ 5,595                 $ 4,764
                                                                 =======                 =======

                             TELEVIDEO SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 1996


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


         Cash and Cash Equivalents

         For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Approximately $2,430,000, invested in short term certificates of deposit, are pledged as security under a letter of credit agreement.



         Marketable Securities

         Marketable securities were carried at the lower of aggregate cost or quoted market value. The marketable securities of approximately $80,483 was sold in July 1996 and a loss of $44,283 was recognized.



         Inventories

         Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-progress and includes material, labor and manufacturing overhead costs. The components of inventory consist of the following (in thousands):

                                          July 31,               October 31,
                                           1996                      1995
                                       -----------               -----------
         Purchased parts               $     2,713               $     3,390

         Work-in-process                       809                     1,170

         Finished goods                        698                     1,175
                                       -----------               -----------

                                       $     4,220               $     5,735
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



2.       ACQUISITIONS AND DIVESTITURES:


         Kabil Electronics Company, Ltd.

         The Company owned a 35% interest in Kabil Electronics Company, Ltd. of South Korea and the total investments were approximately $3.3 million. Since Kabil continued to sustain losses from operations, the Company wrote off its investments in Kabil in fiscal 1990 and fiscal 1993. In December 1994, the Company sold its 35% interest in Kabil to the majority owners for $1.4 million, less expenses, which were paid in installments over the 1995 and 1996 fiscal year. Approximately $552,848 was received in fiscal 1995. An additional $866,652 was received in January 1996.

         AdMOS Technologies Inc.

         During fiscal 1991, the Company acquired through its wholly owned subsidiary, Silicon Logic, Inc., a 20% equity interest in a chip engineering firm (AdMOS Technologies Inc.) in exchange for certain assets and a nominal cash payment, the total value of which was $145,000. The acquisition of this interest had been accounted for on the cost method. This investment was written off in fiscal 1992 due to the continued economic difficulties experienced by AdMOS.

         In fiscal 1991 and 1992, the Company loaned AdMOS a total of $470,000, which has been partially repaid. The outstanding balance at July 31, 1996 was $104,000. The repayment of a portion of this loan is personally guaranteed by the President and controlling shareholders of AdMOS. Due to the economic difficulties AdMOS is currently experiencing, the principal and interest balances due on this note have been fully reserved.

         In February 1995, TeleVideo further loaned AdMOS $384,000 at an interest rate of 10% per annum. Approximately $104,000 was repaid to the Company in August 1995. In November 1995, the Company received another $100,000 from AdMOS. The Company has fully reserved the unpaid balance of $180,000 plus accrued interest as of July 31, 1996.



         Indigo, International

         During the first quarter of fiscal 1994, the Company acquired a 40% interest in Indigo, International in exchange for a cash investment of $25,000. The investment was carried at cost. Indigo had incurred only minor operations in fiscal 1994 and 1995. The investment was written off in the second quarter of fiscal 1996.



         Three H

         In fiscal 1992, the Company acquired a 50% joint venture interest in "Three H" in exchange for the contribution of cash of approximately $16,000. In July 1996, the Company further invested $60,000 in the joint venture.

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


         TeleVideo-RUS

         In January 1996, TeleVideo set up a company called "TeleVideo- RUS" in the Commonwealth of Independent States with an initial investment of $150,000. The main purpose of this company is to act as a liaison between TeleVideo and the authorities in the CIS. One of the projects that the Company is anticipating will be the construction of truck terminals similar to the "InterTerminal" joint venture.


         At the indicated dates the Company had the following investments in affiliates and joint ventures (in thousands):

                                                  July 31,     October 31,
                                                    1996           1995
         TeleVideo-RUS                          $       150    $         0
         Three H Joint Venture                           76             16
         Pan Asian Bank                                   8              8
         InterTerminal                                    0              5
         Indigo                                           0             25
                                                -----------    -----------
             Total                              $       234    $        54
                                                ===========    ===========



3.       RESTRICTED CASH:

         The Company has a letter of credit agreement with a bank whereby the bank will issue up to $2,430,000 of standby and sight letters of credit. This agreement is contingent upon the Company maintaining cash deposits at the bank as collateral in an amount no less than the outstanding borrowings. These funds are held in three month certificates of deposits and earn interest at the rate of approximately 5.205% per annum. At July 31, 1996, the Company had letters of credit outstanding of approximately $1,180,000 which were secured by an equivalent amount of cash deposits.

4.       INCOME TAXES:

         The Company adopted, effective November 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The change from the deferred method to the liability method of accounting for income taxes had no material impact on the financial position or results of operations of the Company for the quarter ended July 31, 1996.

         As of July 31, 1996, the only tax issues pending are the Massachusetts State Tax audit and the California Franchise Tax exposure resulting from the previous Federal Income Tax audits. The Company believes that its maximum exposure, collectively, will not exceed $600,000. The Company has accrued this full amount at July 31,
1996.


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



6.       RELATED PARTY TRANSACTIONS:

         The Company's outstanding receivables from related parties are summarized below (in thousands):

                                      July 31,        October 31,
Notes Receivable:                       1996               1995
- -----------------                    -----------       --------
          Three H Joint Venture      $        30       $       200
          InterTerminal                        0               213
          Kabil                                0               866
          AdMOS                              104 (1)           104 (1)
          AdMOS                              180 (1)           280 (2)

Interest Receivable:

          Three H Joint Venture               62                62
          AdMOS                               63 (1)            55 (1)
          AdMOS                               37 (1)            24 (1)
                                     -----------       -----------

              Total                  $       476       $     1,804
                                     ===========       ===========


- ------------------------
(1)  Amounts are fully reserved.
(2)  Approximately $180,000 was reserved.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         Operating loss for the three months ended July 31, 1996 of approximately $556,000 was approximately 2.3% lower as comparing with the same period in fiscal 1995 which totaled approximately $569,000. Operating loss for the nine months ended July 31, 1996 of approximately $2.57 million was approximately 24.6% higher comparing with the same period in fiscal 1995 which totaled approximately $2.06 million, primarily the results of low profit margin of the multimedia products.

         The net loss for the third quarter of fiscal 1996 totaled approximately $560,000, or $0.01 per share, compared to a net loss of $518,000, or $0.01 per share, a year ago for the same three month period. The net loss for the nine months ended July 31, 1996 totaled approximately $913,000, or $0.02 per share, compared to a net income of $497,000, or $0.01 per share, for the same period a year ago. The net loss in fiscal 1996 was lower than the operating loss in fiscal 1996, due primarily to the gain of approximately $1,369,500 from the sale of the InterTerminal joint venture. The net income for the fiscal year of 1995 was due to: (a) a gain of $1.3 million from the sale of the Company's headquarters located at Brokaw Road, San Jose, California in December 1994; (b) a gain of $290,000 from the sale of the Kabil business in February 1995; and (c) a gain of $1.0 million from the sale of the Ordynka building in April 1995 but partially offset by a loss of $346,000 from the sale of the SMS product line in March 1995.

         Net loss per share for the third quarter of fiscal 1996 was $0.01 per share based on 45,391,000 weighted average shares outstanding, compared to a net loss of $0.01 per share based on 44,948,000 weighted average shares outstanding in the third quarter of fiscal 1995.

         Net sales for the third quarter of fiscal 1996 of approximately $5.4 million were approximately 1.9% below the same quarter a year ago which totaled approximately $5.5 million. Net sales for the nine months ended July 31, 1996 of approximately $14.0 million were approximately 15.7% above the same period of time a year ago which totaled approximately $12.1 million. The increase in net sales during the first nine months of fiscal 1996 was principally attributable to the increase in the sales volume of multimedia products but partially offset by the severe price competition, the decline in the sales of the SMS and older terminal products, and the increase of cost of the older terminal products.

     Cost of sales were approximately $4.9 million in the third quarter of fiscal 1996, or 9.2% higher than the approximately $4.5 million reported in the third quarter of fiscal 1995. Cost of sales in the third quarter of fiscal 1996 compared to the same period a year ago increased as a percentage of sales from approximately 81.5% (in fiscal 1995) to approximately 90.7% in fiscal 1996. The increase in cost of sales percentage and the corresponding decrease in gross margin percentage for the three month period ended July 31, 1996 (a decrease from approximately 18.5% to 9.3%) were primarily the results of severe price competition and lower profit margin of the multimedia products. The price of certain multimedia products had dropped below cost.

         Cost of sales were appproximately $12.8 million for the nine months ended July 31, 1996, or 33.7% higher than the approximately $9.6 million reported in the same period a year ago. Cost of sales also increased as a percentage of sales from approximately 79.3% (in fiscal 1995) to approximately 91.7% in fiscal 1995.

         Marketing expense decreased as a percentage of sales in the third quarter of fiscal 1996 from approximately 15.0% in fiscal 1995 to 9.0% in fiscal 1996 on a comparative quarter-to-quarter basis, while actual marketing expenses decreased approximately 41.2% over this same three month period. On a nine month basis, marketing expense decreased as a percentage of sales from approximately 19.2% in fiscal 1995 to 13.6% in fiscal 1996, while actual marketing expenses decreased approximately 18.0%. The decrease in marketing expense percentage and actual marketing expense was due primarily to the decrease in marketing and sales staffing levels and decrease in purchased services and advertising expenses on multimedia products.

         Research and development expense decreased as a percentage of sales in the third quarter of fiscal 1996 from approximately 8.1% in fiscal 1995 to 4.4% in fiscal 1996, while actual research and development expense decreased approximately 46.5% over this same three month period. On a nine month basis, research and development expense decreased as a percentage of sales from approximately 11.6% in fiscal 1995 to 6.2% in fiscal 1996, while actual expense decreased approximately 38.2%. The decrease in percentage and actual research and development expenses for the three and nine months ended July 31, 1996 compared to the same period last year was due primarily to the decrease in engineering staffing levels.

         General and administrative expense increased as a percentage of sales in the third quarter of fiscal 1996 from approximately 5.8% in fiscal 1995 to 6.2% in fiscal 1996, while actual expenses increased approximately 5.0% over this same three month period. On a nine month basis, general and administrative expense as a percentage of sales of appproximately 6.9% in fiscal 1996 was about the same as in fiscal 1995, while actual expense increased approximately 15.2% over this same nine month period. The increase in expense levels for the three and nine months ended July 31, 1996 was due primarily to the increase in administrative staffing levels.

         Interest income earned in the three months ended July 31, 1996 decreased approximately 5.4% over the same time period a year ago. This decrease was due to the lower volume of funds loaned to related parties which provide significantly high interest rates but partially offset by higher cash levels.

         The Company sold its 51% ownership in "InterTerminal" joint venture in fiscal 1995 for approximately $1.3 million and the full amount was received and recognized as a gain in the first and second quarters of fiscal 1996.

         No income taxes were provided for in the quarter ended July 31, 1996, as the Company believes that it has adequate net operating loss and credit carryovers to offset any current corporate income tax liability.



LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled approximately $5.6 million at July 31, 1996, up $450,000 (approximately 8.7%) from fiscal 1995 year-end levels of $5.1 million. The increase in the cash and cash equivalent position for the nine month period ended July 31, 1996 resulted primarily from: (a) the sale of the InterTerminal joint venture provided $1.3 million in cash; (b) the loan repayment of $405,000, $170,000 and $100,000 from InterTerminal, Three H and AdMOS, respectively; and (c) the final payment of approximately $866,000 from the sale of the Kabil business, but partially offset by an operating loss of $2.6 million and the investments of $150,000 and $60,000 in TeleVideo-RUS and Three H, respectively.

         Approximately $2,430,000 in certificates of deposit were pledged as collateral for comparable amounts of stand-by and sight letters of credit under a letter of credit agreement as of the end of the third quarter of 1996. At July 31, 1996, the Company had approximately $1,180,000 in outstanding letters of credit which were secured by the pledged deposits under this agreement.

         Net accounts receivable of $4.6 million at the end of the third quarter of fiscal 1996 were up approximately 27.9% from 1995 year-end level of $3.6 million. Days sales outstanding in accounts receivable increased in 1996 from 78 days to 94 days. Trade accounts payable of $899,000 at the end of the third quarter of fiscal 1996 were down approximately 45.9% from the 1995 year-end level of $1.7 million.

         Net inventories of approximately $4.2 million at the end of the third quarter of fiscal 1996 were down approximately 26.4% from the 1995 year-end level of $5.7 million. Inventory level was decreased due primarily to the sale of the multimedia products which accounted for approximately $6.2 million, or 43.7% of the total sales, during the first nine months of fiscal 1996.

         Working capital at the end of the third quarter of fiscal 1996 was $17.2 million, up approximately 32.3% from fiscal 1995 year-end level of $13.0 million.

         The Company expects to generate cash in 1996 from the $5.0 million note receivable from the sale of its real property.

         At the current consumption rate, the Company's cash balance of approximately $5.6 million (which includes $2,430,000 pledged as security for stand-by and sight letters of credit) at July 31, 1996, together with anticipated revenues from operations and other non-operating cash receipts, are anticipated to be adequate to fund the Company's fiscal 1996 operations at projected levels.

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



                                        TELEVIDEO SYSTEMS, INC.




September 4, 1996                       /s/ K. Philip Hwang
                                        -------------------
                                        Dr. K. Philip Hwang,
                                        Chairman of the Board and,
                                        Chief Executive Officer




                                        /s/ David Kim
                                        -------------------
                                        David Kim,
                                        Chief Financial Officer