Form 10-K405
period 1996-10-31
TELEVIDEO SYSTEMS INC
filed 1997-01-29
CIK 353779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                                  YES X NO__

      THE APPROXIMATE AGGREGATE MARKET VALUE OF REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES ON JANUARY 21, 1997 (BASED UPON THE CLOSING SALES PRICE OF SUCH STOCK AS REPORTED IN THE NASDAQ NATIONAL MARKET AS OF SUCH DATE) WAS $19,155,126.80.

      AS OF JANUARY 21, 1997, 45,404,745 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.


DOCUMENTS INCORPORATED BY REFERENCE

      PARTS OF THE DEFINITIVE PROXY STATEMENT FOR REGISTRANT'S 1997 ANNUAL MEETING OF STOCKHOLDERS (TO BE HELD MARCH 24, 1997) ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]




            (Remainder of this page was intentionally left blank)

                             INTRODUCTORY STATEMENT

      This Report on Form 10-K of TeleVideo Systems, Inc. incorporates by reference, pursuant to Rule 12b-23 under the general rules and regulations of the Securities Exchange Act of 1934, as amended, certain information contained in the definitive Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on March 24, 1997 (herein the "Proxy Statement"). References in this Form 10-K to "TeleVideo," the "Registrant" or the "Company" refer to TeleVideo Systems, Inc. and its subsidiaries unless the context indicates otherwise. This report contains registered and unregistered trademarks of other companies.


                                     PART I

ITEM 1.  BUSINESS


THE COMPANY

      Founded in 1975, TeleVideo is a market leader providing innovative high-end monitor and terminal display products; graphics boards, sound boards and multilingual multimedia upgrade kits. The Company markets its products worldwide through distributors, mass merchants, retail stores, value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs").

      TeleVideo operates in one industry segment.


PRODUCTS

Computer Monitors

      In November 1996, TeleVideo launched the SuperView Pro Series and SuperView Series monitors. These monitors provide a choice for a broad range of uses from home applications to business and sophisticated CAD/CAM applications.

      The high quality SuperView Pro Series monitors include the SVP350 21-inch monitor (19.9" viewable area) and the SVP250 17-inch monitor (15.7" viewable area). The monitors provide features such as high resolutions and wide range of scanning rates. The SVP350 delivers 1600 x 1200 maximum resolution at 89Hz. The SVP250 features 1600 x 1200 maximum resolution at an exceptional 77Hz refresh rate and a fine Aperture Grille of .25 mm. Both monitors use the Aperture Grille technology which deliver flicker free images and create sharp, crystal-clear images for graphic designers and engineers for rendering intricate images as in CAD/CAM design work.

      The SuperView Series offers affordable, high-capability monitors for a full range of applications, such as conventional business use, home office, games, entertainment and education. The SV200 17-inch monitor (15.7" viewable area) delivers a flicker free setting of 1024 x 768 at 86Hz plus a finer .26 dot pitch than you'd expect in this class. The SV100 15" (13.8" viewable area) has a flicker free setting of 1024 x 768 resolution at 85Hz and a fine .28 dot pitch. Both SuperView Series monitors feature Shadow Mask technology which produces sharp and crisp images needed for rendering intricate images as in CAD/CAM design work.

      The monitor products retail from $400 to $2,000.

Video Display Terminals

      TeleVideo designs, manufactures, markets and supports a broad range of industry standard, high performance character-based Windows, Point-of-Sale, ASCII, ANSI and PC TERM video display terminals.

The product line includes a high-end 14- or 9-inch AlphaWindow terminal, a midrange 14-inch ASCII terminal, a midrange 14-inch ASCII, ANSI, PC TERM terminal and a low-end 14-inch ASCII terminal.

      The terminals feature high quality, low flicker, high contrast, high resolution and non-glare screens. All have strong, lightweight injection molded plastic enclosures to serve the general purpose terminal market.

      The TeleVideo 9096 14-inch color terminal is a high-performance and low-cost ASCII, ANSI, PC terminal designed to meet productivity goals into the 21st century. It features an IBM-compatible keyboard interface for wedge type bar code scanners, wand readers, credit card readers, and specialized keyboards for point-of-sale, bank teller, and similar applications. The TeleVideo 9096 supports standard ANSI color command and MicroColor code color substitution for visual attributes for legacy software with 64 colors available for both foreground and background.

      The TeleVideo 9085 is a high-resolution, color AlphaWindow display terminal which provides 64 colors for both foreground and background selections in each of the eight windows. The 9085 has a power management screen saver which protects the environment and promotes energy conservation.

      The TeleVideo 9070 is a 9-inch AlphaWindow terminal with up to 256K bytes of battery-backed RAM available for local storage of transactions. This allows for continuous point-of-sales station operation during peak platform usage or when the platform is down. The 9070 provides a fast input response through the PS/2 style mouse, which, the Company believes, is a major benefit when selecting and sizing windows or utilizing the cut and paste features.

      The TeleVideo 9-inch model 9060 high-performance display terminal is a multi-session, multi-personality terminal with ASCII, ANSI and PC TERM operating modes. It can function as an independent terminal in single or dual host computer environments. It can also connect to light pen, bar code scanner and magnetic strip readers for point-of-sale, financial and similar applications.

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

      The video display terminal products retail from $200 to $450. These products collectively accounted for approximately 34%, 44% and 66% of the total revenue in fiscal 1996, 1995 and 1994, respectively.

Multimedia Products

      TeleVideo is a developer of video graphics cards, sound boards and multilingual multimedia kit products for the personal computer market. The sales volume of multimedia products increased substantially during fiscal 1996 and accounted for approximately 48% ($10,000,000) of the total annual sales revenue.

      The TeleSOUND 3D is a plug-and-play 16-bit sound board for PC audio systems which, the Company believes, delivers true CD-quality stereophonic sound. Based on an OPL3 FM synthesis device, the

TeleSOUND 3D is compatible with existing multimedia sound standards including the Sound Blaster Pro, Ad Lib, Windows Sound System, MPU-40, and Windows 3.1 and Windows 95. All kits are MPC compliant.

      The TeleWAVE Q32/3D sound board features surround sound, 32 polyphony, 16 MIDI channels, 4 operator 22 voice FM music synthesizer, a General MIDI and 100 MIPs DSP wavetable power all in one board. The Company believes that it provides professional music studio quality stereophonic sound of real musical instruments. Using advanced DSP technology, the TeleWAVE Q32/3D allows users to turn their PC into a professional PC audio system with 128 general MIDI musical instrument sounds.

      The TeleGRAPHICS SX64+ is the next generation ultra fast GUI accelerator board utilizing 64-bit graphics acceleration chipset technology. This technology allows complete graphics acceleration support for 4/8/16/24/32 bits per pixel modes. It supports high resolution of up to 1600x1200 at color depth of 256 and 800x600 with 16.7 million colors, as well as true color acceleration of up to 32-bits per pixel.

      The TeleGRAPHICS 3D is a high performance plug-and-play 3D graphics accelerator board designed for high resolution true color and multimedia capabilities on PC hardware and software platforms. It features an ultra-fast PCI host interface and integrated SVGA for boot-up compatibility. 3D performance is approximately 20 fps and resolution is 640x480 at 75Hz.

      The TeleMEDIA Carnaval Oro is an upgrade kit developed for the Spanish speaking market. The kit includes a 16-bit plug-and-play sound card that is wavetable upgradeable; an internal IDE CD-ROM drive; amplified 10 watt stereo speakers; compilation of software titles chosen for their educational and play values.

      TeleVideo also bundles CD-ROM drives with TeleVideo sound boards and other multimedia products to meet the needs and requirements of OEMs, distributors, resellers and systems integrators. CD-ROM bundles are configured according to customer needs and requirements.

      Multimedia products retail from $25 to $400. These products collectively accounted for approximately 48% and 23% of the total revenues in fiscal 1996 and 1995, respectively.

Computer Enhancement Products

      The Company, through its OMTI product line, manufactures and markets multi-function data storage products for various bus architectures. These products generally retail for $80 to $270, and collectively accounted for approximately 6%, 9% and 19% of total revenues in fiscal 1996, 1995 and 1994, respectively.


PRODUCT DEVELOPMENT

      Markets that TeleVideo serve are characterized by rapid technological change. TeleVideo has an ongoing program to develop new products. The Company's reseach and development staff consists of 7 employees as of January 21, 1997. During fiscal 1996, TeleVideo spent approximately $1.1 million on company-sponsored research and development. Company-sponsored research and development expenses for fiscal 1995 and 1994 were approximately $1.8 million and approximately $1.6 million, respectively. The Company did not engage in any customer-sponsored research and development during such years.

      Because of the fast pace of technological advances, particularly for multimedia products, the Company must be prepared to design, develop and manufacture new and more powerful low-cost products in a relatively short time. TeleVideo believes it has had mixed success to date in accomplishing these goals simultaneously. Like other companies in the computer industry, it will continue to experience delays in completing new product design and tooling. There is no assurance that the Company will be able to design and manufacture new products that respond to the rapid changes in the market place.

CUSTOMERS, MARKETING AND DISTRIBUTION

      North American sales are handled from TeleVideo sales offices located in San Jose and Newport Beach, California and Hoffman Estates, Illinois. Products are sold through distributors, mass merchants, retail stores, value-added resellers ("VARs"), systems integrators and OEMs. The Company also sells directly to end users in North America.

      Products sold in Europe, the Pacific Rim, Africa and Latin America are handled by the Company's San Jose, California office through distributors, OEMs and international representatives.

      TeleVideo distributors generally do not have exclusive geographic territories. Distributor contracts can be terminated by either party without cause upon 30 days or 60 days' written notice. TeleVideo's distributors typically handle a variety of computer-related products, including products competitive with those of TeleVideo. The typical distribution arrangement requires the distributor to purchase TeleVideo products with certain limited stock rotation rights. Distributors may also exercise price protection rights should the Company's product price be reduced.

      TeleVideo, through its headquarters' marketing and supporting staff, plans to continue to work closely with its distributors, mass merchants, retail stores, value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs"). TeleVideo staff also provide the customers with training, sales and promotional materials, cooperative advertising programs, and sales leads. The Company spent approximately 2.4% and 4.6% of its revenues on advertising in fiscal 1996 and fiscal 1995, respectively.

      TeleVideo's customers typically purchase the Company's products on an as-needed basis. Therefore, the Company will continue to manufacture its products based on sales forecasts and upon customer orders. As a result of this strategy, the Company believes that backlog is not material to its business taken as a whole. The Company's order backlog as of October 31, 1996 was approximately $2.8 million, as compared with approximately $3.0 million at October 31, 1995, and approximately $2.3 million at October 31, 1994. TeleVideo's order backlog are orders with a specified delivery schedule within twelve months. Because of the possibility of customer changes in delivery schedules or cancellation of orders, which is not uncommon in the computer industry, the Company's backlog as of any particular date may not be indicative of actual net sales for any succeeding period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      TeleVideo's largest customer accounted for approximately 10.23% ($2.2 million) of net sales in fiscal 1996. The Company believes that loss of this customer would not have an adverse effect on the net sales of the Company.

      TeleVideo's product sales are primarily made for cash, due net 30, 45 or 60 days, or in the case of some foreign sales, payment by letter of credit is required.


INTERNATIONAL SALES

      International sales of TeleVideo's products constituted approximately $3.41 million (15.8%) of net sales for fiscal 1996, approximately $4.13 million (24%) of net sales for fiscal 1995 and approximately $3.63 million (27%) of net sales for fiscal 1994.

      TeleVideo's international sales are subject to certain risks common to non-United States operations, including but not limited to governmental regulations, import restrictions and export control regulations, changes in demand resulting from fluctuations in exchange rates, as well as risks such as tariff regulations. TeleVideo's international sales are U.S. dollar-denominated and, therefore, are not directly subject to international currency fluctuations. The strength of the dollar in relation to certain international currencies may, however, adversely affect the Company's sales to international customers.

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

      In February 1993, the Company loaned the Three H joint venture $1.0 million as working capital for the purpose of conducting short term commodities trading. The loan was unsecured and bore interest at 20% per annum. In fiscal 1994, a total amount of $800,000 was repaid to the Company. The remaining balance of $200,000 was received in fiscal 1996.

      InterTerminal

      In April 1994, the Company acquired a 51% ownership of the "InterTerminal" joint venture in exchange for a $5,100 cash investment and a commitment to fund a $3.65 million loan, 20% interest rate, interest free for one year, to the venture. The main purpose of the joint venture was the construction of a truck terminal (approximately 100,000 square feet) approximately 25 miles outside of Moscow, and the construction was complete in early 1995. TeleVideo sold its 51% ownership in May 1995. The $3.65 million loan was repaid to the Company in fiscal 1995. An additional amount of $1,369,500 was received and recognized as a gain in fiscal 1996.

      TeleVideo-RUS

      In January 1996, TeleVideo set up a company called "TeleVideo-RUS" in the Commonwealth of Independent States with an initial investment of $150,000. The main purpose of this company is to act as a liaison between TeleVideo and the authorities in the CIS. One of the projects that the Company is anticipating will be the construction of truck terminals similar to the "InterTerminal" joint venture. There is no assurance, however, that any additional projects will be undertaken or that any of the ventures will prove to be profitable.

      Risks of Operations in the Commonwealth of Independent States

      There are a number of risks involved in TeleVideo's participation in foreign joint ventures located in the Commonwealth of Independent States. These risks include the ability to execute and enforce the agreements, the future regulations governing the repatriation of funds, the political and economic instability and the dependence on future events which can influence the success or failure of the ventures and, thus, may affect the recoverability of the amounts invested by TeleVideo. Management of the Company is aware of the attendant risks relating to these ventures and continually monitors the conditions in the CIS and the activities of the joint ventures. Management further believes the investments to be secure and thus no reserves were required as of October 31, 1996. However, there can be no assurance that conditions in the CIS will not deteriorate and place the Company's investments in jeopardy.

      Kabil Electronics Company, Ltd.

      The Company owned a 35% interest in Kabil Electronics Company, Ltd. of South Korea and the total investments were approximately $3.3 million. Since Kabil continued to sustain losses from operations, the Company wrote off its investments in fiscal 1990 and fiscal 1993. In December 1994, the Company accepted an offer to sell its 35% interest in Kabil to the majority owners for $1.5 million, less expenses, which was paid in installments over the 1995 and 1996 fiscal years. Approximately $555,000 was received in fiscal 1995. An additional $866,652 was received in January of 1996 and had been accrued as income for the year ended October 31, 1995.


COMPETITION

      TeleVideo believes that brand recognition, product quality, availability, extensive standard product features, service and price are significant competitive factors in the Company's markets. In addition to the factors listed above, the principal considerations for distributors and resellers in determining which products to offer include profit margins, immediate delivery, product support and credit terms. TeleVideo has continued and in the future will likely continue to face significant competition, with respect to these factors, particularly from the large international manufacturers. Most of these companies have significantly greater financial, marketing and technological resources than the Company, and may be able to command better terms with their suppliers due to higher purchasing volumes. Therefore, there is no assurance that the Company will be able to successfully compete in the future.

PRODUCTION

      TeleVideo does not have any long term contracts with overseas manufacturers. The Company subcontracts all of the manufacture of its terminal, monitor and multimedia products to manufacturers in Hong Kong, Taiwan, The People's Republic of China and South Korea. The testing, inspection and some minor assembling work are done at its California headquarters.

      Although for the most part, the Company generally uses standard parts and components for its products, certain components are presently available and secured only from a single source. The Company's largest suppliers accounted for approximately 23.7% (approximately $4.3 million), 18.2% (approximately $3.3 million), 13.8% (approximately $2.5 million) and 13.2% (approximately $2.4 million), respectively, of net purchases in fiscal 1996. Loss of one of these suppliers might have an adverse effect on the product supply of the Company. The Company believes, however, that in most cases, alternative sources of supply could be arranged as and when needed by the Company. To date, TeleVideo has not experienced any material difficulties or delays in production of its terminal and multimedia products.


PRODUCT SERVICE AND WARRANTY

      TeleVideo's products are serviced worldwide primarily by distributors and OEMs.

      The Company provides end-user customers with a one-year factory warranty on terminal products and a three-year factory warranty on monitor and multimedia products.


PROPRIETARY RIGHTS

      The Company regards certain aspects of its products as proprietary and relies upon a combination of trademark and copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company has registered trademarks in the United States and in over 20 foreign countries for "TeleVideo" and the TeleVideo logo.

      The continuing development of the Company's products and business is dependent, primarily, on the knowledge and skills of certain of its employees. To protect its rights to its proprietary information, the Company requires all employees and consultants to enter into confidentiality agreements that prohibit the disclosure of confidential information to persons unaffiliated with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's technology or other confidential information in the event of any unauthorized use or disclosure. There also can be no assurance that third parties will not independently develop products similar to or duplicative of products of the Company.

The Company believes that due to the rapid pace of technological change in its industry, the Company's success is likely to depend more upon continued innovation, technical expertise, marketing skill and customer support than on legal protection of the Company's proprietary rights.


GOVERNMENT REGULATIONS

      Most of the Company's products are subject to regulations adopted by the Federal Communications Commission ("FCC"), which establishes radio frequency emanation standards for computing equipments. TeleVideo believes that all of the Company's products that are subject to such regulations comply with these regulations. Although there can be no assurance, the Company has no reason to believe that new products will not also be approved. Failure to comply with the FCC specifications could preclude the Company from selling noncomplying systems in the United States until appropriate modifications are made. To date, the Company has not encountered any FCC compliance problems.


EMPLOYEES

      As of January 21, 1997, the Company's full-time employees totaled 58, a decrease of approximately 16% of the total number of employees (69) reported at the end of fiscal 1995. Of the total number of employees, 25 were engaged in product research, engineering, development and manufacturing; 21 in marketing and sales; and 12 in general management and administration. The decrease in the number of employees from the 1995 fiscal year end was the result of the reorganization of the sales and marketing departments for the multimedia products. As a result, a higher sales volume was achieved with a smaller work force. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel.

      None of the Company's employees is subject to a collective bargaining agreement or represented by a union, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES

      The Company's headquarters, research and development and administrative operations are housed in a 69,630 square foot building located on 2.5 acres in San Jose, California, which is owned by the Company. The Company's operations use approximately 80% of the building. Management believes these facilities will be adequate for its anticipated growth for the foreseeable future.

      The Company leases a domestic sales office in Hoffman Estates, Illinois. The lease is on a yearly basis which will expire on August 31, 1997, and has a monthly rental rate of $716.23. Management believes that, prior to its expiration, the Company would be able to secure extension to the lease if such extension is deemed necessary in the future. The Company also leases a domestic sales office in Newport Beach, California. The lease is on a monthly basis and has a monthly rental rate of $281.


ITEM 3.  LEGAL AND OTHER PROCEEDINGS

      Tax Audits

      As of October 31, 1996, the only issues pending are the Massachusetts State Tax audit and the California Franchise Tax exposure resulting from the previous Federal Income Tax audits. The Company believes that a resolution of one or both of these audits could occur in fiscal 1997 and its maximum exposure, collectively, will not exceed $600,000. The Company has accrued this full amount at October 31, 1996.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.


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


                                                      High         Low
                                                      ----         ---
      Fiscal 1995:

            First Quarter                           $0.3750     $0.3750
            Second Quarter                           0.9375      0.8125
            Third Quarter                            0.7188      0.6250
            Fourth Quarter                           0.9375      0.8125

      Fiscal 1996:

            First Quarter                           $0.7500     $0.6563
            Second Quarter                           0.6250      0.5000
            Third Quarter                            0.5000      0.4688
            Fourth Quarter                           0.4375      0.4063

      There were 2,743 holders of record of the Company's Common Stock at January 21, 1997.

      On January 21, 1997, the closing price of the Company's Common Stock in the over-the-counter market, as reported on the Nasdaq National Market, was $0.4219 per share.

      The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company presently intends to retain any earnings for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data reflects the continuing operations of TeleVideo. The data below has been derived from the Company's audited consolidated financial statements for the years presented.


                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            Year Ended October 31,
                                                   --------------------------------------------------------------------------
                                                   1996              1995              1994           1993               1992
                                                   ----              ----              ----           ----               ----
      STATEMENT OF OPERATIONS DATA:

      Net sales .........................       $ 21,576           $16,914          $ 13,232        $ 15,251           $20,298
         Income (loss) from continuing
           operations ...................         (2,917)(3)           415(2)           (907)         (9,618)(1)           466

      Net income (loss) .................         (2,917)(3)           415(2)           (907)         (9,618)(1)           466
         Income (loss) from continuing
           operations (per share) .......          (0.06)             0.01             (0.02)          (0.22)             0.01
         Net income (loss) (per share) ..          (0.06)             0.01             (0.02)          (0.22)             0.01

      BALANCE SHEET DATA:

         Cash and cash equivalents              $  4,496           $ 5,145          $  2,131         $ 3,148           $ 6,081
         Working capital ................         15,239            13,035             7,246           8,479             8,780
         Total assets ...................         23,090            24,600            24,045          26,479            38,077
         Stockholders' equity ...........         18,544            21,345            20,832          21,738            31,346

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements for a discussion of operating results, liquidity needs and acquisitions and dispositions during the periods.

      (1) Including a charge of $9,531,000 to write down the cost of property to estimated fair market value.

      (2)   Includes net gains (loss) from the following (in thousands):

            (A) Sale of building                                    $ 1,350
            (B) Disposition of Russian joint venture interest         1,910
            (C) Sale of interest in Kabil Electronics                 1,422
            (D) Disposal of SMS product line                           (346)
                                                                    -------
                                                                    $ 4,336
                                                                    =======


      (3) Includes net gain from the sale of InterTerminal joint venture interest of $1,370,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are based on current expectations, and actual results may differ materially. Factors that might cause such differences include, but are not limited to, those discussed under "Factors that may Affect Future Results," below.

GENERAL

      The Company completely phased-out its personal computer product line in fiscal year 1993 and focused its resources and energy on the terminal and multimedia product lines. Also, in November 1996, the Company announced its entry into the computer monitors market. Efforts continued to expand in the development of new multimedia products and upgrade kits in fiscal 1996. Results in fiscal 1996 were additionally impacted by a continued shift in product mix, with the Company's multimedia products becoming an increasingly significant portion of product sales.

      The Company has reduced its marketing and sales force from 27 employees at October 31, 1995 to 21 employees at October 31, 1996, primarily the result of its continuing effort to reduce operating costs and to improve operating efficiency. In order to lower the production costs, the Company has continued to negotiate with its suppliers and has also shifted its production process from in-house to overseas manufacturing.


RESULTS OF OPERATIONS

      Fiscal 1996 Compared to Fiscal 1995

      Net sales for fiscal 1996 were approximately $21.58 million, or an increase of approximately 27.6% from the approximately $16.91 million in net sales reported in fiscal 1995. The increase in net sales in fiscal 1996 was principally generated from the sale of the multimedia products (approximately $10.35 million) which accounted for approximately 48% of the total sales revenue in fiscal 1996, compared to approximately 23% and 0.2% of total sales revenue in fiscal 1995 and 1994, respectively.

      Cost of sales increased from approximately $14.77 million in fiscal 1995 to approximately $20.63 million in fiscal 1996, and increased as a percentage of sales from approximately 87.3% to approximately 95.6% during the same period. The percentage increase in cost of sales and the corresponding decrease in gross margins in fiscal 1996 (a decrease from approximately 12.7% to 4.4%) were primarily the results of the lower profit margin and intensive price competition on multimedia products, a trend that the Company expects to continue, coupled with the increase in the inventory reserve on multimedia inventory noted below.

      Inventory reserves were increased in the aggregate by $50,000 for fiscal 1996. The increase resulted from the Company scrapping approximately $868,000 of fully reserved inventory during the year (which reduced the inventory reserve on a dollar for dollar basis, resulting in no net impact on cost of sales), and at the same time, recording an additional reserve of $918,000 in the fourth quarter of fiscal 1996 to cover existing inventory on hand at year end. The additional reserve increased cost of goods sold by a like amount.

      Manufacturing expenses increased from $1,098,000 in fiscal 1995 to $1,151,000 in fiscal 1996, an increase of $53,000 (approximately 4.8%) from the prior year. The increase was primarily due to the increase in the actual compensation expense from $667,000 in fiscal 1995 to $789,000 in fiscal 1996, an increase of $122,000 (approximately 18.3%) from the prior year while the workforce for manufacturing, assembling and inspecting remained at the same level of 18 employees for both years. This increase was offset by miscellaneous reductions in other expense categories.

      Marketing expenses decreased as a percentage of sales in fiscal 1996 from approximately 18.8% in fiscal 1995 to 11.3% in fiscal 1996, while actual marketing expenses decreased from $3.2 million in fiscal 1995 to $2.4 million in fiscal 1996, a decrease of 23.8% from the prior year. The decrease in marketing expenses was due primarily to decreased expenditures resulting from the decrease in employee staffing levels and purchased services and advertising expenses. The number of sales and marketing employees decreased from 27 in fiscal 1995 to 21 in fiscal 1996, while actual compensation expense decreased from $1.84 million in fiscal 1995 to $1.44 million in fiscal 1996. Total advertising expense decreased from $0.79 million in fiscal 1995 to $0.52 million in fiscal 1996.

      Research and development expenses decreased as a percentage of sales from approximately 10.8% in fiscal 1995 to 5.1% in fiscal 1996, while actual research and development expenses decreased from $1.8 million in fiscal 1995 to $1.1 million in fiscal 1996, a decrease of 39.8% from the fiscal 1995 levels. The decrease in actual research and development expenses in fiscal 1996 compared to the same period in the prior year was primarily a result of the decrease in employee staffing levels from 14 in fiscal 1995 to 7 in fiscal 1996 while actual compensation expense decreased from $1.2 million in fiscal 1995 to $0.8 million in fiscal 1996.

      General and administrative expenses decreased as a percentage of sales from approximately 11.1% in fiscal 1995 to 9.6% in fiscal 1996, while actual expenses increased from $1.9 million in fiscal 1995 to $2.1 million in fiscal 1996, an increase of 9.9% from fiscal 1995 levels. The higher expense level in fiscal 1996 was primarily due to the increase in the reserve for accounts and notes receivable of approximately $760,000 in the fourth quarter of fiscal 1996.

      The loss from operations reported in fiscal 1996 decreased approximately 2.2%, from $4.7 million in fiscal 1995 to $4.6 million in fiscal 1996. This decrease was primarily due to the decrease in operating expenses but was partially offset by the increase in cost of sales of multimedia products and the decrease in the net sales of the terminal and other computer enhancement products which historically provide higher profit margins.

      The Company recognized a net gain from the sale of InterTerminal joint venture interest of $1,370,000 in fiscal 1996 which offset the loss from operations.

      Interest income earned in fiscal 1996 decreased from $810,000 in fiscal 1995 to $697,000 in fiscal 1996, a 14.0% decrease from the prior year. Such decrease was primarily due to the lower cash levels and the retirement of various notes receivables principally with respect to joint venture activities in the Commonwealth of Independent States.

      Net loss for the fiscal year of 1996 was approximately $2.9 million, compared with a net gain of $0.4 million in fiscal 1995. The loss in fiscal 1996 was a result of the various factors noted above.

      As a result of the foregoing, net loss per share in fiscal 1996 was $0.06, based on 45,328,368 weighted average shares outstanding, compared to a net income per share in fiscal 1995 of $0.01, based on 44,878,339 weighted average shares outstanding.

      No income tax expense or credit was provided for in fiscal 1996. The Company has approximately $86 million in federal net operating loss and credit carryovers and approximately $26 million in state net operating loss carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carryforwards since realization of any such benefit is not assured.

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

      Marketing expenses increased as a percentage of sales in fiscal 1995 from approximately 17.1% in fiscal 1994 to 18.8% in fiscal 1995, while actual marketing expenses increased from $2.3 million in fiscal 1994 to $3.2 million in fiscal 1995, an increase of 40.4% from the prior year. The increase in marketing expenses was due primarily to increased expenditures resulting from the increase in employee staffing levels and purchased services and advertising expenses on multimedia products. The number of sales and marketing employees increased from 21 in fiscal 1994 to 27 in fiscal 1995, while actual compensation expense increased from $1.42 million in fiscal 1994 to $1.84 million in fiscal 1995. Total advertising expense increased from $0.30 million in fiscal 1994 to $0.79 million in fiscal 1995.

      Research and development expenses decreased as a percentage of sales from approximately 12.4% in fiscal 1994 to 10.8% in fiscal 1995, while actual research and development expenses increased from $1.6 million in fiscal 1994 to $1.8 million in fiscal 1995, an increase of 11.3% from the fiscal 1994 levels. The increase in actual research and development expenses in fiscal 1995 compared to the same period in the prior year from $1.1 million in fiscal 1994 to $1.2 million in fiscal 1995 was primarily a result of the increase in employee staffing levels.

      General and administrative expenses decreased as a percentage of sales from approximately 12.7% in fiscal 1994 to 11.1% in fiscal 1995, while actual expenses increased from $1.7 million in fiscal 1994 to $1.9 million in fiscal 1995, an increase of 11.7% from fiscal 1994 levels. The higher expense level in fiscal 1995 was primarily due to the increase in the reserve for accounts and notes receivable of approximately $300,000.

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

      The Company recognized the following significant net gains (losses) in fiscal 1995 which offset the loss from operations:


                                                                 $(000's)


              (1)   Sale of Brokaw Building                      $ 1,350
              (2)   Sale of Ordynka Joint Venture Interest         2,313
              (3)   Sale of Kabil Investment                       1,422
              (4)   Write-off of Tatiana and PharmaPlant
                    Investments                                     (403)
              (5)   Disposal of SMS Product Line                    (346)
                                                                 -------
                                                                 $ 4,336
                                                                 =======

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


LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents totaled approximately $4.5 million at October 31, 1996, down $649,000 (approximately 12.6%) from fiscal 1995 year-end levels of $5.1 million. The decrease in the cash and cash equivalents resulted primarily from the net cash used in operating activities of $1.9 million while partially offset by the net cash provided by investing activities of $1.2 million.

      Approximately $2.5 million in certificates of deposit were pledged as collateral for comparable amounts of stand-by and sight letters of credit under the letter of credit agreements as of the end of fiscal 1996. At October 31, 1996, the Company had approximately $2.1 million in outstanding letters of credit which were secured by the pledged deposits under this agreement.

      Net accounts receivable of $4.39 million at the end of fiscal 1996 were up approximately 22.3% from the 1995 year-end level of $3.59 million due primarily to increased sales volume. Days sales outstanding in accounts receivable increased from 88 days in fiscal 1995 to 89 days in fiscal 1996.

      Net inventories of approximately $5.83 million at the end of fiscal 1996 were up approximately 1.7% from the 1995 year-end level of $5.74 million due primarily to increased product purchases to meet forecasted demand at the end of fiscal 1996.

      Working capital at the end of fiscal 1996 was approximately $15.2 million, up approximately 16.9% from the fiscal 1995 year-end level of approximately $13.0 million.

      The Company sold its 51% ownership in the InterTerminal joint venture in May 1995. Approximately $1.4 million in cash was received and recognized as a gain in fiscal 1996.

      At the current consumption rate, the Company's cash balance of approximately $4.5 million at October 31, 1996 (which includes $2.5 million pledged as security for stand-by and sight letters of credit) was anticipated to be adequate to fund the Company's fiscal 1997 operations at projected levels.

      The Company also generated, subsequent to year end, cash of $5,000,000 from the repayment of its note receivable resulting from the sale of its former headquarters which became due in full in December of 1996. See "Subsequent Events" for further information on significant cash inflows received by the Company subsequent to October 31, 1996.


FACTORS THAT MAY AFFECT FUTURE RESULTS

      The terminal, monitor and multimedia product markets are intensely competitive. The principal elements of competition are pricing, product quality and reliability, price/performance characteristics, compatibility, marketing and distribution capability, service and support, and reputation of the manufacturer. TeleVideo competes with a large number of manufacturers, most of which have significantly greater financial, marketing and technological resources than TeleVideo. There can be no assurance that the Company will be able to continue to compete effectively.

      The Company markets its products worldwide. In addition, a large portion of the Company's part and component manufacturing, along with key suppliers, are located outside the United States. Accordingly, the Company's future results could be adversely affected by a variety of factors, including without limitation, fluctuation in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

      The computer market, particularly the multimedia product market, is characterized by rapid technological change and product obsolescence, often resulting in short product life cycles and rapid price declines. The Company's success will continue to depend primarily on its ability to continue to reduce costs through manufacturing efficiencies and price negotiation with suppliers, the continued market acceptance of its existing products and its ability to develop and introduce new products. There can be no assurance that TeleVideo will successfully develop new products or that the new products it develops will be introduced in a timely manner and receive substantial market acceptance. There can also be no assurance that product transitions will be managed in such a way to minimize inventory levels and product obsolescence of discontinued products. The Company's operating results could be adversely affected if TeleVideo is unable to manage all aspects of product transitions successfully.

      The Company generally utilizes standard parts and components available from multiple suppliers. However, certain parts and components used in the Company's products are available from a single source. If, contrary to its expectations, the Company is unable to obtain sufficient quantities of any single-sourced components, the Company will experience delays in product shipments.

      The Company offers its products through various channels of distribution. Changes in the financial condition of, or in the Company's relationship with, its distributors could cause actual operating results to vary from those expected . Also, the Company's customers generally order products on an as-needed basis. Therefore, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. The Company anticipates that the rate of new orders will vary significantly from month to month. The Company's manufacturing plans and expenditure levels are based primarily on sales forecasts. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenditure and inventory levels could be disproportionately high and the Company's operating results for that quarter, and potentially future quarters, would be adversely affected.

      The market price of TeleVideo's common stock could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the computer technology industry, as well as general economic conditions and other factors external to the Company.

SUBSEQUENT EVENTS

      In November 1996, the Company invested $150,000 in exchange for a 20% ownership in TLK, Inc. for the China Power Plant projects in Lin Zhang, Quin Yuan and Henan Provinces in China. There is no assurance that the venture will prove to be profitable.

      In December 1996, the Company received $5,000,000 in cash from its note receivable resulting from the sale of its former headquarters in December 1994.

      In December 1996, the Company received $100,000 from AdMOS for the partial payment of the $284,000 outstanding loans.


           (The remainder of this page was left blank intentionally.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                                                                        PAGE NO.
                                                                         IN 10-K
                                                                         -------
Report of Independent Certified Public Accountants.......................  19

Consolidated Balance Sheets - October 31, 1996 and
1995 ....................................................................  20

Consolidated Statements of Operations for the Years
Ended October 31, 1996, 1995 and 1994....................................  21

Consolidated Statement of Stockholders' Equity for
the Years Ended October 31, 1996, 1995 and 1994..........................  22

Consolidated Statements of Cash Flows for the Years
Ended October 31, 1996, 1995 and 1994....................................  23

Notes to Consolidated Financial Statements ..............................  24





                  (Remainder of page left blank intentionally)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
TeleVideo Systems, Inc.

We have audited the accompanying consolidated balance sheets of TeleVideo Systems, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleVideo Systems, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP
----------------------
GRANT THORNTON LLP

San Jose, California
December 20, 1996

                             TELEVIDEO SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                      October 31,
                                                                              ------------------------
                                               ASSETS                           1996            1995
                                                                              --------        --------
CURRENT ASSETS:
   Cash and cash equivalents (including restricted cash of
     $2,500 in 1996 and $3,500 in 1995)                                       $  4,496        $  5,145
   Marketable securities                                                            --              40
   Accounts receivable, less allowance of $888 in 1996 and $478 in 1995          4,394           3,593
   Receivables from related parties,
       net of allowance of $391 in 1996 and $363 in 1995                            --           1,441
   Inventories                                                                   5,834           5,735
   Prepayments and other                                                            62             336
   Note receivable from sale of building                                         5,000              --
                                                                              --------        --------
         Total current assets                                                   19,786          16,290
                                                                              --------        --------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                            890             890
   Building                                                                      1,035           1,035
   Production equipment                                                          1,263           1,181
   Office furniture and equipment                                                1,753           1,757
   Building improvements                                                         1,105           1,098
                                                                              --------        --------
                                                                                 6,046           5,961
   Less accumulated depreciation and amortization                                2,968           2,705
                                                                              --------        --------
         Property, plant and equipment, net                                      3,078           3,256

NOTE RECEIVABLE FROM SALE OF BUILDING                                               --           5,000

INVESTMENTS IN AFFILIATES                                                          226              54
                                                                              --------        --------
         Total assets                                                         $ 23,090        $ 24,600
                                                                              ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                           $  3,080        $  1,662
   Accrued liabilities                                                             855             982
   Income taxes                                                                    611             611
                                                                              --------        --------
         Total current liabilities                                               4,546           3,255
                                                                              --------        --------


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value;
     Authorized--75,000,000 shares
     Outstanding--45,402,245 shares in 1996 and 45,148,120
       shares in 1995                                                              454             451
   Additional paid-in capital                                                   95,634          95,560
   Unrealized loss on marketable securities                                         --             (39)
   Accumulated deficit                                                         (77,544)        (74,627)
                                                                              --------        --------
         Total stockholders' equity                                             18,544          21,345
                                                                              --------        --------
         Total liabilities and stockholders' equity                           $ 23,090        $ 24,600
                                                                              ========        ========

   The accompanying notes are an integral part of these financial statements.

                             TELEVIDEO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  Year Ended October 31,
                                         ----------------------------------------
                                           1996            1995            1994
                                         --------        --------        --------
NET SALES                                $ 21,576        $ 16,914        $ 13,232

COST OF SALES                              20,627          14,773           9,517
                                         --------        --------        --------

GROSS PROFIT                                  949           2,141           3,715

OPERATING EXPENSES:
   Marketing                                2,428           3,185           2,268
   Research and development                 1,097           1,821           1,636
   General and administration               2,062           1,876           1,680
                                         --------        --------        --------

         Total operating expenses           5,587           6,882           5,584
                                         --------        --------        --------

         Loss from operations              (4,638)         (4,741)         (1,869)

GAIN ON SALE OF BUILDING                       --           1,350              --

GAIN ON SALES OF INVESTMENTS IN
   UNCONSOLIDATED AFFILIATES                1,369           3,329              --

LOSS FROM SALE OF SMS PRODUCT LINE             --            (346)             --

EQUITY IN LOSS OF AFFILIATE                   (33)             --              --

INTEREST AND OTHER INCOME, net                385             823             962
                                         --------        --------        --------

         Net income (loss)               $ (2,917)       $    415        $   (907)
                                         ========        ========        ========

Net income (loss) per share              $  (0.06)       $   0.01        $  (0.02)
                                         ========        ========        ========

Average shares outstanding                 45,328          44,878          44,624
                                         ========        ========        ========




   The accompanying notes are an integral part of these financial statements.

                             TELEVIDEO SYSTEMS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                THREE YEARS ENDED
             OCTOBER 31, 1996, OCTOBER 31, 1995 AND OCTOBER 31, 1994


                                                      Common Stock        Additional                  Earnings/        Total
                                                    ------------------      Paid in      Other     (Accumulated     Stockholders'
                                                    Shares      Amount      Capital    Adjustment     Deficit)         Equity
                                                    ------      ------      -------    ----------     --------        --------
Balance - October 31, 1993                          44,598       $446       $95,418       $  9        $(74,135)       $ 21,738

   Equity adjustment from foreign
     currency translation                               --         --            --         (9)             --              (9)

   Exercise of employee stock options                   43         --            10         --              --              10

   Net loss                                             --         --            --         --            (907)           (907)
                                                    ------       ----       -------       ----        --------        --------

Balance - October 31, 1994                          44,641        446        95,428         --         (75,042)         20,832

   Unrealized loss from marketable securities           --         --            --        (39)             --             (39)

   Exercise of employee stock options                  507          5           132         --              --             137

   Net income                                           --         --            --         --             415             415
                                                    ------       ----       -------       ----        --------        --------

Balance - October 31, 1995                          45,148        451        95,560        (39)        (74,627)         21,345

   Unrealized loss from marketable securities           --         --            --         39              --              39

   Exercise of employee stock options                  254          3            74         --              --              77

   Net loss                                             --         --            --         --          (2,917)         (2,917)
                                                    ------       ----       -------       ----        --------        --------
Balance - October 31, 1996                          45,402       $454       $95,634       $ --        $(77,544)       $ 18,544
                                                    ======       ====       =======       ====        ========        ========




    The accompanying notes are an integral part of this financial statement.

                             TELEVIDEO SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     Year Ended October 31,
                                                                                ------------------------------
                                                                                1996         1995         1994
                                                                                ----         ----         ----
INCREASE (DECREASE) IN CASH:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                        $  (2,917)   $     415     $   (907)
       Charges (credits) to operations not affecting cash:
          Provision for bad debts                                                  410          383           14
          Provision for excess and obsolete inventories                             50          610          366
          Net loss (gain) on sales of property and investment                       44       (1,350)           -
          Depreciation and amortization                                            275          320          506
          Interest income accrued                                                    -          (77)           -
          Accrued profit on sale of foreign investment                               -         (866)           -
          Loss on write off of foreign investments and loans                        95          403            -
       Changes in operating assets and liabilities:
          Accounts receivable                                                   (1,211)      (1,810)         478
          Inventories                                                             (149)        (588)      (2,224)
          Prepayment and other                                                     274         (128)        (121)
          Accounts payable                                                       1,418          299          638
          Accrued liabilities and royalties                                       (126)        (257)        (622)
          Current and deferred income taxes                                          -            -       (1,544)
                                                                             ---------    ---------     --------
              Net cash used in operating activities                             (1,837)      (2,646)      (3,416)
                                                                             ---------    ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property, plant and equipment                                     (98)      (3,286)         (91)
    Reduction (investment) in marketable securities                                 35          (11)       3,487
    Loans to affiliate and other                                                     -         (184)      (3,142)
    Reduction (increase) in investments                                           (205)         187          173
    Payments received on notes receivable from affiliate and other                 513        3,321        1,971
    Proceeds from sales of property and investment                                 866        5,496            -
                                                                             ---------    ---------     --------
                 Net cash provided by investing activities                       1,111        5,523        2,398
                                                                             ---------    ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock                                          77          137           10
    Equity adjustment from foreign currency translation                              -            -           (9)
                                                                             ---------    ---------     ---------
              Net cash provided by financing activities                             77          137            1
                                                                             ---------    ---------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (649)       3,014       (1,017)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
    OF THE YEAR                                                                  5,145        2,131        3,148
                                                                             ---------    ---------     --------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                             $   4,496    $   5,145     $  2,131
                                                                             =========    =========     ========

Supplemental disclosure of cash flow information:
Cash paid during the year for:

       Income taxes                                                          $       -    $       -     $  1,544



   The accompanying notes are an integral part of these financial statements.

                             TELEVIDEO SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1996, 1995 AND 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and certain of its majority owned subsidiaries, after elimination of intercompany accounts and transactions. The Company's investments in joint ventures in the Commonwealth of Independent States, some of which represent a majority interest in the joint venture, are not consolidated due to the lack of reliable financial information from the entity. Such investments are carried at cost. (See "Joint Ventures.")

    Revenue Recognition

    The Company recognizes revenue when products are shipped. The Company performs periodic evaluations of its customers' financial condition and generally, no collateral is required under normal sales terms. TeleVideo maintains a reserve for potential credit losses and adjusts the reserve periodically to reflect both actual and potential credit losses. Product warranties are based on the ongoing assessment of actual warranty expenses incurred. Reserves for product warranties were $169,000, $169,000 and $173,000 as of October 31, 1996, 1995 and 1994, respectively.

    Net Income (Loss) Per Share

    Net income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period.

    Cash and Cash Equivalents

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    Use of Estimates

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Inventories

    Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $663,000 and $613,000 in 1996 and 1995, respectively:

                                                           October 31,
                                                      ---------------------
                                                         1996         1995
                                                      ---------    ---------
          Purchased parts and subassemblies           $   4,040    $   3,390
          Work-in-process                                   422        1,170
          Finished goods                                  1,372        1,175
                                                      ---------    ---------

                                                      $   5,834    $   5,735
                                                      =========    =========


    Property, Plant and Equipment

    Depreciation and amortization are provided over the estimated useful lives of the assets using both straight-line and accelerated methods.

          Building                                  40 years
          Production equipment                      1-10 years
          Office furniture                          1-10 years

2.  ACQUISITIONS AND DIVESTITURES:

    Kabil Electronics Company, Ltd.

    The Company owned a 35% interest in Kabil Electronics Company, Ltd. of South Korea and the total investments were approximately $3.3 million. Since Kabil continued to sustain losses from operations, the Company wrote off its investments in fiscal 1990 and fiscal 1993. In December 1994, the Company accepted an offer to sell its 35% interest in Kabil to the majority owners for $1.5 million, less expenses, which was paid in installments over the 1995 and 1996 fiscal years. Approximately $555,000 was received in fiscal 1995. An additional $866,652 was received in January of 1996 and had been accrued as income for the year ended October 31, 1995.

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

    In fiscal 1991 and 1992, the Company loaned AdMOS a total of $470,000, which has been partially repaid. The outstanding balance at October 31, 1996 was $104,000. The repayment of a portion of this loan is personally guaranteed by the President and controlling shareholders of AdMOS. Due to the economic difficulties AdMOS is currently experiencing, the principal and interest balances due on this note have been fully reserved.

    In February 1995, the Company further loaned AdMOS $384,000 at an interest rate of 10% per annum. Approximately $104,000 was repaid to the Company in August 1995. In November 1995, the Company received another $100,000 from AdMOS. The Company has fully reserved the unpaid balance of $180,000 plus accrued interest as of October 31, 1996.

    Russian Joint Ventures

    In fiscal 1994, 1995 and 1996, the Company acquired interests in various joint ventures, primarily in the Commonwealth of Independent States. These investments are accounted for on the cost method.

    Three H

    Three H Partners (owned equally by TeleVideo and a Russian entity) was formed in fiscal 1991 and the initial investment was $16,000. In July 1996, the Company further invested $60,000 in the joint venture.

    In February 1993, the Company loaned the Three H joint venture $1.0 million as working capital for the purpose of conducting short term commodities trading. The loan was unsecured and bore interest at 20% per annum. In fiscal 1994, a total amount of $800,000 was repaid to the Company. The remaining balance of $200,000 was received in fiscal 1996.

    InterTerminal

    In April 1994, the Company acquired a 51% ownership of the "InterTerminal" joint venture in exchange for a $5,100 cash investment and a commitment to fund a $3.65 million loan, 20% interest rate, interest free for one year, to the venture. The main purpose of the joint venture was the construction of a truck terminal (approximately 100,000 square feet) approximately 25 miles outside of Moscow, and the construction was complete in early 1995. TeleVideo sold its 51% ownership in May 1995. The $3.65 million loan was repaid to the Company in fiscal 1995. An additional $1,369,500 was received and recognized as a gain in fiscal 1996.

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

    Risks of Operations in the Commonwealth of Independent States

    There are a number of risks involved in TeleVideo's participation in foreign joint ventures located in the Commonwealth of Independent States. These risks include the ability to execute and enforce the agreements, the future regulations governing the repatriation of funds, the political and economic instability and the dependence on future events which can influence the success or failure of the ventures and, thus, may affect the recoverability of the amounts invested by TeleVideo. Management of the Company is aware of the attendant risks relating to these ventures and continually monitors the conditions in the CIS and the activities of the joint ventures. Management further believes the investments to be secure and thus no reserves are required as of October 31, 1996. However, there can be no assurance that conditions in the CIS will not deteriorate and place the Company's investment in jeopardy.

3.  LETTER OF CREDIT AGREEMENT:

    The Company has two letter of credit agreements with the banks whereby the banks will issue up to a total of $2.5 million of standby and sight letters of credit. These agreements are contingent upon the Company maintaining cash deposits at the banks as collateral in a total amount no less than the outstanding borrowings. At October 31, 1996, the Company had letters of credit outstanding of approximately $2.1 million which were secured by cash deposits of $2.5 million. These deposits earn interest at the rate of approximately 5.205% per annum.

4.  RELATED PARTY TRANSACTIONS:

    During 1996, 1995, and 1994 the Company has had transactions with its affiliates as follows (in thousands):

                                                       1996         1995         1994
                                                    ---------    ---------    ---------
          Note receivable at October 31:
              AdMOS  (1)                            $     104    $     104    $     200
              AdMOS  (1)                                  180          280            -
              Kabil                                         -          866            -
              Three H Joint Venture                         -          200          200
              InterTerminal                                 -          213        3,284

          Interest receivable at October 31:

              AdMOS  (1)                                   65           55           42
              AdMOS  (1)                                   42           24            -
              Three H Joint Venture                         -           62           22

          (1) Amounts are fully reserved.


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

    Information with respect to these plans is as follows:

                                                                           1981 Incentive Stock
                                                                               Option Plan
                                                                       ---------------------------
                                                                                            Option
                                                                        Outstanding         Prices
                                                                       --------------      -------
          Balance at October 31, 1994                                        420,000       $ 0.22

              Exercised                                                     (379,125)        0.22
              Terminated or canceled                                         (19,250)        0.22
                                                                       --------------

          Balance at October 31, 1995                                         21,625        $0.22

              Exercised                                                       (9,000)        0.22
              Terminated or canceled                                               -            -
                                                                       -------------

          Balance at October 31, 1996                                         12,625        $0.22
                                                                       =============

                                                        1981 Supplemental Plan
                                                    ------------------------------
                                                                         Option
                                                     Outstanding         Prices
                                                    -------------    -------------
          Balance at October 31, 1994                     205,000    $0.19 - $0.22

              Exercised                                    (5,000)            0.22
              Terminated or canceled                      (50,000)            0.19
                                                    -------------

          Balance at October 31, 1995                     150,000            $0.22

              Exercised                                         -
              Terminated or canceled                            -
                                                    -------------
          Balance at October 31, 1996                     150,000            $0.22
                                                    =============


    On November 22, 1991, all options granted and outstanding under both the 1981 incentive and supplemental plans with a grant price in excess of $0.22 were repriced at $0.22 per share, the fair market value of the shares at that date.

    At October 31, 1996, options to purchase 12,625 shares of common stock were exercisable under the 1981 Incentive Stock Option Plan at a price of $0.22 per share. At October 31, 1996, options to purchase 150,000 shares of common stock were exercisable under the 1981 Supplemental Stock Option Plan at a price of $0.22 per share.

    Both the Incentive Stock Option Plan and the Supplemental Plan expired on October 28, 1991. Pursuant to the provisions of the plans, no further options may be granted after the October 28, 1991 expiration date.

    The Company may also grant options to employees and outside directors to purchase up to 4,000,000 shares and 600,000 shares of the Company's common stock at fair value under a 1991 Incentive Stock Option Plan and a 1992 Outside Directors' Stock Option Plan, respectively. These options may be exercised ratably over periods of five years, generally commencing six months from the date of grant. The options typically expire ten years from the date of grant. No options have been granted under the Outside Directors' Plan.

    Information in respect to the 1991 Incentive Stock Option Plan is as follows:


                                                                        1991 Incentive Stock Option Plan
                                                                ------------------------------------------------
                                                                   Available                           Option
                                                                   for Grant       Outstanding         Prices
                                                                -------------     -------------    -------------
          Balance at October 31, 1994                               2,903,500         1,096,500    $0.25 - $0.72

              Granted                                              (1,823,500)        1,823,500     0.28 -  1.53
              Exercised                                                     -          (123,000)    0.25 -  0.72
              Terminated or canceled                                  133,875          (133,875)    0.25 -  0.72
                                                                -------------     -------------

          Balance at October 31, 1995                               1,213,875         2,663,125    $0.25 - $1.53

              Granted                                                (829,000)          829,000     0.38 -  0.75
              Exercised                                                     -          (245,125)    0.25 -  0.72
              Terminated or canceled                                1,916,000        (1,916,000)    0.28 -  1.53
                                                                -------------     -------------

          Balance at October 31, 1996                               2,300,875         1,331,000    $0.25 - $1.03
                                                                =============     =============

    At October 31, 1996, options to purchase 329,750 shares of common stock were exercisable under the 1991 Incentive Stock Option Plan at prices ranging from $0.25 to $1.03 per share.

6.  INCOME TAXES:

    At October 31, 1996, the Company had tax loss carryforwards of approximately $86 million for federal income tax and approximately $26 million for state income tax reporting purposes, respectively. The net operating loss carryforwards expire through fiscal 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards to be used in any given year upon occurrence of certain events, including significant changes in ownership interests.

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

    No deferred tax asset or benefit was recorded at October 31, 1996, as all amounts have been fully reserved. The components are as follows: (in thousands). The valuation allowance has increased by $6,780 and $3,170 for the 1996 and 1995 fiscal years.

                                                     1996             1995
                                                     ----             ----

          Net operating loss                      $  34,500        $  27,900
          Other                                       1,150              970
                                                  ---------        ---------
                                                     35,650           28,870

          Less valuation allowance                  (35,650)         (28,870)
                                                  ----------       ---------

                 Net benefit                      $       -        $       -
                                                  =========        =========


    The following is a reconciliation of expected tax expense (benefit) to actual for each of the three years ended October 31 (in thousands):

                                                                              1996         1995          1994
                                                                           ---------    ---------    ----------

          Book income (loss)                                               $  (2,917)   $     415    $     (907)
                                                                           ---------    ---------    ----------

          Expected tax expense (benefit)                                      (1,160)         167          (308)

          Adjustments to reconcile expected to actual expense (benefit):

                 Effect of change in valuation allowance (net)                 1,160         (167)          308
                                                                           ---------    ---------    ----------

              Actual tax expense (benefit)                                 $       -    $       -    $        -
                                                                           =========    =========    ==========


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

    As of October 31, 1996, the only issues pending are the Massachusetts State Tax audit and the California Franchise Tax exposure resulting from the aforementioned Federal Income Tax audits. The Company believes that a resolution of one or both of these audits could occur in fiscal 1997 and its maximum exposure, collectively will not exceed $600,000. The Company has accrued this full amount at October 31, 1996.

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

8.  SEGMENT INFORMATION:

    The Company, which operates in a single industry segment, designs, produces and markets video display terminals, computer monitors and multimedia products designed for office and home automation both domestically and internationally. The Company had export sales primarily to Europe, Asia and Latin America of approximately $3.41 million, $4.13 million and $3.63 million during fiscal 1996, 1995, and 1994, respectively. For the fiscal year ended October 31, 1996, one customer accounted for 10.23% and another customer accounted for 8.80% of net sales. For the fiscal year ended October 31, 1995, one customer accounted for 6.6% and another customer accounted for 6.0% of net sales. For the fiscal year ended October 31, 1994, one customer accounted for 18.5% and another customer accounted for 10.1% of net sales.

9.  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS:

    The Company recorded the following significant adjustments in the fourth quarter of fiscal 1996: (in thousands)

                                                                        Effect on Net Income
                                                                         Increase (Decrease)
                                                                         -------------------

          Reserve for bad debt allowance                                     $    (760)
          Reserve for obsolete and excess inventory                               (918)
                                                                             ---------
                                                                             $  (1,678)

    The above adjustments affected the fourth quarter results of operations as follows: increased cost of goods sold by $918,000, increased general and administrative expenses by $760,000, for a total increase in loss from operations of $1,678,000.

10. NOTE RECEIVABLE:

    The $5.0 million note receivable from the sale of the Company's former headquarters was collateralized by a first deed of trust on the building. The interest was payable monthly at 9.5% per annum and the principal was paid in full on December 12, 1996.

11. ACCRUED LIABILITIES:

    Accrued liabilities consist of the following at October 31:  (In thousands)

                                                              1996         1995
                                                            ---------    ---------

          Employee compensation and benefits                $     288    $     338
          Warranty                                                169          169
          Legal reserve                                           200          200
          Accrued sales and use tax                                11            -
          Professional fees                                        81           91
          Other                                                   106          184
                                                            ---------    ---------

                                                            $     855    $     982
                                                            =========    =========


12. VALUATION AND QUALIFYING ACCOUNTS:

    The Company's reserves for doubtful accounts and inventory obsolescence consist of the following: (In thousands)

                                                                           Charged
                                                          Balance at     (Credited)                       Balance at
                                                           Beginning     to Costs &                        End of
                                                           of Period       Expense      Deductions         Period
                                                          ----------     ----------     ----------        ----------
       YEAR ENDED OCTOBER 31, 1994
          Reserve for doubtful accounts                   $   725         $     14    $    (209)(1)      $  530
          Reserve for inventory obsolescence              $ 2,560         $    366    $  (2,164)(2)      $  762

       YEAR ENDED OCTOBER 31, 1995:
          Reserve for doubtful accounts                   $   530         $    383    $     (72)(1)      $  841
          Reserve for inventory obsolescence              $   762         $    610    $    (759)(2)      $  613

       YEAR ENDED OCTOBER 31, 1996:
          Reserve for doubtful accounts                   $   841         $    760    $    (321)(1)      $1,280
          Reserve for inventory obsolescence              $   613         $    918    $    (868)(2)      $  663


       (1)  Deductions represent write-offs of fully reserved receivables.
       (2)  Reductions due to sales or scrap of fully reserved inventory.

13. SUBSEQUENT EVENTS:

         In November 1996, the Company invested $150,000 in exchange for a 20% ownership in TLK, Inc. for the China Power Plant projects in Lin Zhang, Quin Yuan and Henan Provinces in China. The Company expects to have a return on investment within the next twelve months.

         In December 1996, the Company received $100,000 from AdMOS for the partial payment of the $284,000 outstanding loans.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.


           (The remainder of this page was left blank intentionally.)

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The Directors and executive officers of the Company as of January 21, 1997, are as follows:

      Name                  Age                       Title
--------------------       ------       ----------------------------------------
 K. Philip Hwang             60         Chairman of the Board and
                                        Chief Executive Officer

 K. David Kim                63         Vice President, Business Development, and
                                        Chief Financial Officer

 Kristine Kim                32         Vice President of Sales

 Anthony Thia                30         Vice President of Marketing

 Robert E. Larson            58         Director

 Stephen S. Kahng            47         Director


         Dr. K. Philip Hwang is the founder of the Company and has been Chairman of the Board and Chief Executive Officer since October 1976. From August 8, 1990 to April 6, 1991, he served as the Acting Chief Financial Officer. Since 1991, Dr. Hwang has also served as Chairman of AdMOS (Advanced MOS Systems), an engineering firm specializing in ASIC chip design. ADMOS is a private corporation in which TeleVideo holds a 20% interest.

         Mr. David Kim rejoined the Company in January 1991 as Vice President, Business Development, and since April 6, 1991, he has served as the Company's Chief Financial Officer. Mr. Kim was with the Company from 1981 to 1987 as Director of Terminal Manufacturing Operations and in 1988, he was appointed as Vice President, International Operations. From July 1988 to January 1991, Mr. Kim was Executive Vice President of Kabil Electronics Co., Ltd., a TeleVideo OEM of CRT terminals and personal computers in Seoul, Korea.

         Ms. Kristine Kim has been serving TeleVideo since January 1988 and has successfully managed various Sales and Marketing Departments. She was promoted to Vice President of Sales and was elected as a member of the Board in February 1996. In May 1992, she achieved her MBA degree in International Corporate Management and Professional Export Management at Golden Gate University of California. Ms. Kim also has a BA degree in Economics and International Relations from UC Davis.

         Mr. Anthony Thia joined TeleVideo as VP of Marketing in
August 1996. Prior to coming to TeleVideo, Mr. Thia was the Director of Marketing at ASI (Asia Source Inc), a national PC distributor headquartered in California, from 1994 to 1996. From 1990 to 1994, Mr. Thia was the Sales and Marketing Manager at ASI. Mr. Thia holds a B.S. in Computer Science from Iowa State University.

         Dr. Robert E. Larson joined the Company as a member of the Board of Directors effective December 1, 1989. Since September 1983, he has served as General Partner of Woodside Fund, a venture capital fund, and since September 1985, he has been a member of the Board of Directors of Skye Investment Advisers, a registered investment advisor firm. Since 1973, Dr. Larson has been a Consulting Professor in the Engineering-Economic Systems Department at Stanford University.

         Mr. Stephen S. Kahng joined the Company as a member of the Board of Directors effective November 28, 1994. Since November 1993, Mr. Kahng has been the President and Chief Executive Officer of Power Computing Corporation which manufactures Power PC-based workstations. From December 1991 to November 1993, he served as the President of Up To Date Technology, Inc. which is a system design consulting company to the personal computer industry. Prior thereto, from September 1987 until December 1991, Mr. Kahng was the Senior Vice President and General Manager of Chips and Technologies, Inc. which was a supplier of ASICs to the personal computer industry.

         There are no family relationships among any of the Company's officers and directors.

         The following items included in the Company's Definitive Proxy Statement dated February 17, 1997 to be used in connection with the Company's Annual Meeting of Stockholders to be held on March 24, 1997 are incorporated herein by reference:

                                                                                             Pages in
                                                                                          Proxy Statement
                                                                                          ---------------
ITEM 11.      EXECUTIVE COMPENSATION                                                             8

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                     5

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                    10

                                     PART IV
                                     -------

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

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                                                                      FOOTNOTE
------                                                                                                      --------

    3.1    Restated Certificate of Incorporation of the Company.............................................   (1)

    3.2    Bylaws of the Company............................................................................   (1)

   10.1    TeleVideo Systems, Inc. 1991 Incentive Stock Option Plan.........................................   (2)

   10.2    Form of Stock Option Agreement for TeleVideo Systems, Inc. 1991 Incentive Stock Option Plan......   (2)

   10.3    Televideo Systems, Inc. 1992 Outside Directors' Stock Option Plan................................   (2)

   10.4    Management Bonus Plan effective fiscal 1984......................................................   (3)

   10.5    Form Distributor and Licensing Agreement.........................................................   (2)

   10.6    Form Original Equipment Manufacturer Agreement...................................................   (2)

   10.8    Three H Promissory Notes.........................................................................   (4)

   10.9    InterTerminal Agreements and Promissory Notes...................................................    (5)

   22.0    Subsidiaries

   24.1    Consent of Grant Thornton LLP, Independent Certified Public Accountants

   27.0    Financial Data Schedule

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

                                                     TELEVIDEO SYSTEMS, INC.
                                                     ----------------------
                                                          (REGISTRANT)


DATE:  JANUARY 21, 1997                        BY:       /s/ JOYCE YAU
                                                     ----------------------
                                                             JOYCE YAU
                                                             TREASURER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

              SIGNATURE                            TITLE                            DATE
              ---------                            -----                            ----
/S/    K. PHILIP HWANG                 CHAIRMAN OF THE BOARD AND              JANUARY 21, 1997
-------------------------              CHIEF EXECUTIVE OFFICER
       K. Philip Hwang

/S/    K. DAVID KIM                    VICE PRESIDENT, BUSINESS               JANUARY 21, 1997
-------------------------              DEVELOPMENT, AND CHIEF
       K. David Kim                    FINANCIAL OFFICER


/S/    KRISTINE KIM                    VICE PRESIDENT OF SALES                JANUARY 21, 1997
-------------------------------
       Kristine Kim


/S/    ROBERT E. LARSON                DIRECTOR                               JANUARY 21, 1997
-------------------------------
       Robert E. Larson


/S/    STEPHEN S. KAHNG                DIRECTOR                               JANUARY 21, 1997
-------------------------------
       Stephen S. Kahng

                             TELEVIDEO SYSTEMS, INC.

                                    EXHIBITS

                                       TO

                               REPORT ON FORM 10-K

                                       FOR

                       FISCAL YEAR ENDED OCTOBER 31, 1996