Form 10-Q
period 1997-01-31
TELEVIDEO SYSTEMS INC
filed 1997-03-17
CIK 353779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                           ___________________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 1997
                                                ----------------
                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

            For the transition period from ____________ to____________

                         Commission file number: 0-11552
                                                 -------

                             TeleVideo Systems, Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          94-2383795
--------------------------------                --------------------------------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

                   2345 Harris Way, San Jose, California 95131
                   -------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:         (408) 954-8333
                                                    ----------------------------

                           ___________________________

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

The number of shares outstanding of registrant's Common Stock, as of March 12, 1997 is: 45,404,745.
             ----------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.     FINANCIAL STATEMENTS.

                             TELEVIDEO SYSTEMS, INC.
                             -----------------------

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------


1997 and 1996 Quarterly Data
----------------------------

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

      It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended October 31, 1996.

      The results of operations for the three-month period ended January 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1997.


            [The remainder of this page is intentionally left blank.]

                             TELEVIDEO SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                           Jan. 31,    Oct. 31,
                                  ASSETS                                      1997        1996
                                                                           --------    --------
CURRENT ASSETS:
    Cash and cash equivalents (including restricted cash of $2,500)        $  9,035    $  4,496
    Accounts receivable, less allowance of $971 in 1997 and $888 in 1996      3,323       4,394
    Receivables from related parties,
        net of allowance of $298 in 1997 and $391 in 1996                      --          --
    Inventories                                                               4,183       5,834
    Prepayments and other                                                       163          62
    Note receivable from sale of building                                      --         5,000
                                                                           --------    --------
                Total current assets                                         16,704      19,786
                                                                           --------    --------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                        890         890
    Building                                                                  1,035       1,035
    Production equipment                                                      1,227       1,263
    Office furniture and equipment                                            1,753       1,753
    Building improvements                                                     1,105       1,105
                                                                           --------    --------
                                                                              6,010       6,046
    Less accumulated depreciation and amortization                            3,053       2,968
                                                                           --------    --------
                Property, plant and equipment, net                            2,957       3,078


INVESTMENTS IN AFFILIATES                                                       376         226
                                                                           --------    --------

                Total assets                                               $ 20,037    $ 23,090
                                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                       $    530    $  3,080
    Accrued liabilities                                                         864         855
    Income taxes                                                                611         611
                                                                           --------    --------
                Total current liabilities                                     2,005       4,546
                                                                           --------    --------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value;
        Authorized--75,000,000 shares
        Outstanding--45,404,745 shares in 1997 and 45,402,245
            shares in 1996                                                      454         454
    Additional paid-in capital                                               95,635      95,634
    Accumulated deficit                                                     (78,057)    (77,544)
                                                                           --------    --------
                Total stockholders' equity                                   18,032      18,544
                                                                           --------    --------

                Total liabilities and stockholders' equity                 $ 20,037    $ 23,090
                                                                           ========    ========


   The accompanying notes are an integral part of these financial statements.

                             TELEVIDEO SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND JANUARY 31, 1996
                    (In thousands, except per share amounts)



                                                           1997          1996
                                                        --------       --------
NET SALES                                               $  4,463       $  5,199

COST OF SALES                                              3,858          4,505
                                                        --------       --------

GROSS PROFIT                                                 605            694

OPERATING EXPENSES:
    Sales and Marketing                                      774            886
    Research and development                                 186            370
    General and administration                               292            292
                                                        --------       --------

                Total operating expenses                   1,252          1,548
                                                        --------       --------

                Loss from operations                        (647)          (854)

GAIN ON SALES OF INVESTMENTS IN
    UNCONSOLIDATED AFFILIATES                               --              187

INTEREST INCOME, net                                         155            123

OTHER INCOME, net                                            (21)           236
                                                        --------       --------

                Net loss                                $   (513)      $   (308)
                                                        ========       ========

Net loss per share                                      $  (0.01)      $  (0.01)
                                                        ========       ========

Average shares outstanding                                45,405         45,171
                                                        ========       ========





   The accompanying notes are an integral part of these financial statements.

                             TELEVIDEO SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND JANUARY 31, 1996
                                 (In thousands)


                                                                         1997       1996
                                                                      -------    -------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                 $  (513)   $  (308)

        Charges (credits) to operations not affecting cash:
            Depreciation and amortization                                  85         70
        Changes in operating assets and liabilities:
            Accounts receivable                                         1,071     (1,136)
            Inventories                                                 1,651        531
            Prepayments and other                                       4,899     (1,175)
            Accounts payable                                           (2,550)    (1,109)
            Accrued liabilities and royalties                               9        (18)
            Current and deferred income taxes                            --         --
                                                                      -------    -------
                Net cash provided by (used in) operating activities     4,652     (3,145)
                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net retirements of (additions to) property, plant and equipment        36        (16)
    Investment in marketable securities                                  --           (1)
    Investments in affiliate                                             (150)      (145)
    Payments received on notes receivable from affiliate and other       --        1,350
                                                                      -------    -------
                Net cash provided by (used in) investing activities      (114)     1,188
                                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                  1         17
                                                                      -------    -------
                Net cash provided by financing activities                   1         17
                                                                      -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        4,539     (1,940)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
    OF THE YEAR                                                         4,496      5,145
                                                                      -------    -------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                      $ 9,035    $ 3,205
                                                                      =======    =======



   The accompanying notes are an integral part of these financial statements.

                             TELEVIDEO SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------

   Principles of Consolidation
   ---------------------------

   The condensed consolidated financial statements include the accounts of the Company and certain of its majority owned subsidiaries, after elimination of intercompany accounts and transactions. The Company's investments in joint ventures in the Commonwealth of Independent States, some of which represent a majority interest in the joint venture, are not consolidated due to the lack of reliable financial information from the entity. Such investments are carried at cost.

   Translation
   -----------

   The Company applies Statement of Financial Accounting Standards No. 52 for purposes of translating foreign currency financial statements of its foreign subsidiaries. Translation gains and losses resulting from the translation of foreign currency financial statements are deferred and classified as adjustments to stockholders' equity.

   Use of Estimates
   ----------------

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

   Cash and Cash Equivalents
   -------------------------

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Approximately $2.5 million, invested in short term certificates of deposit, are pledged as security under letter of credit agreements.

   Inventories
   -----------

   Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $782,000 and $663,000 in 1997 and 1996, respectively:

                                                        Jan. 31     Oct. 31,
                                                          1997        1996
                                                         ------      ------

       Purchased parts and subassemblies                 $1,971      $4,040
       Work-in-process                                      965         422
       Finished goods                                     1,247       1,372
                                                         ------      ------

                                                         $4,183      $5,834
                                                         ======      ======
                                       5

   Property, Plant and Equipment
   -----------------------------

   Depreciation and amortization are provided over the estimated useful lives of the assets using both straight-line and accelerated methods.

                        Building                    40 years
                        Production equipment        1-10 years
                        Office furniture            1-10 years


   Net Income (Loss) Per Share
   ---------------------------

   Net income (loss) per share is based on the weighted average number of shares of Common Stock outstanding during each period.


2. ACQUISITIONS AND DIVESTITURES:
   -----------------------------

   AdMOS Technologies Inc.
   -----------------------

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

   In fiscal 1991 and 1992, the Company loaned AdMOS a total of $470,000, which has been partially repaid. The outstanding balance at January 31, 1997 was $104,000. The repayment of a portion of this loan is personally guaranteed by the President and controlling shareholders of AdMOS. Due to the economic difficulties AdMOS is currently experiencing, the principal and interest balances due on this note have been fully reserved.

   In February 1995, the Company further loaned AdMOS $384,000 at an interest rate of 10% per annum. Approximately $204,000 was repaid to the Company in fiscal 1995 and fiscal 1996. In December 1996, the Company received another $100,000 from AdMOS. The Company has fully reserved the unpaid balance of $80,000 plus accrued interest as of January 31, 1997.

   TLK, Inc.
   ---------

   In November 1996, the Company invested $150,000 in exchange for a 20% ownership in TLK, Inc. for the China Power Plant projects in Lin Zhang, Quin Yuan and Henan Provinces in China. The Company expects to have a return on investment within the next twelve months.

   Russian Joint Ventures
   ----------------------

   In fiscal 1995, 1996 and 1997, the Company acquired interests in various joint ventures, primarily in the Commonwealth of Independent States. These investments are accounted for on the cost method.

   Three H
   -------

   Three H Partners (owned equally by TeleVideo and a Russian entity) was formed in fiscal 1991 for the purpose of conducting short term commodities trading and the initial investment was $16,000. In July 1996, the Company further invested $60,000 in the joint venture.

   TeleVideo-RUS
   -------------

   In January 1996, TeleVideo set up a company called "TeleVideo-RUS" in the Commonwealth of Independent States with an initial investment of $150,000. The main purpose of this company is to act as a liaison between TeleVideo and the authorities in the CIS. One of the projects that the Company is anticipating will be the construction of truck terminals.

   Risks of Operations in the Commonwealth of Independent States
   -------------------------------------------------------------

   There are a number of risks involved in TeleVideo's participation in foreign joint ventures located in the Commonwealth of Independent States. These risks include the ability to execute and enforce the agreements, the future regulations governing the repatriation of funds, the political and economic instability and the dependence on future events which can influence the success or failure of the ventures and, thus, may affect the recoverability of the amounts invested by TeleVideo. Management of the Company is aware of the attendant risks relating to these ventures and continually monitors the conditions in the CIS and the activities of the joint ventures. Management further believes the investments to be secure and thus no reserves are required as of January 31, 1997. However, there can be no assurance that conditions in the CIS will not deteriorate and place the Company's investment in jeopardy.

   At the indicated dates the Company had the following investments in affiliates and joint ventures: (in thousands)
                                                         Jan. 31     Oct. 31,
                                                           1997        1996
                                                          ------      ------
       TLK, Inc.                                          $  150      $    -
       Three H                                                76          76
       TeleVideo-RUS                                         150         150
                                                          ------      ------

                                                          $  376      $  226
                                                          ======      ======
3. LETTER OF CREDIT AGREEMENT:
   --------------------------

   The Company has two letter of credit agreements with the banks whereby the banks will issue up to a total of $2.5 million of standby and sight letters of credit. These agreements are contingent upon the Company maintaining cash deposits at the banks as collateral in a total amount no less than the outstanding borrowings. At January 31, 1997, the Company had letters of credit outstanding of approximately $364,136 which were secured by cash deposits of $2.5 million. These deposits earn interest at the rate of approximately 5.075% per annum.

4. INCOME TAXES:
   ------------

   The Company adopted, effective November 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The change from the deferred method to the liability method of accounting for income taxes had no material impact on the financial position or results of operations of the Company for the quarter ended January 31, 1997.

   As of January 31, 1997, the only tax issues pending are the Massachusetts State Tax audit and the California Franchise Tax exposure resulting from the previous Federal Income Tax audits. The Company believes that a resolution of one or both of these audits could occur in fiscal 1997 and its maximum exposure, collectively will not exceed $600,000. The Company has accrued this full amount at January 31, 1997.
                                       7

5. LITIGATION AND OTHER:
   --------------------

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


6. RELATED PARTY TRANSACTIONS:
   --------------------------

   During 1997 and 1996 the Company has had transactions with its affiliates as follows (in thousands):

                                                Jan. 31,        Oct. 31,
                                                  1997            1996
                                                --------        --------
      Note receivable:
         AdMOS  (1)                              $  104          $  104
         AdMOS  (1)                                  80             180

       Interest receivable:
         AdMOS  (1)                                  67              65
         AdMOS  (1)                                  47              42

       (1) Amounts are fully reserved.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      Net sales for the first  quarter of fiscal 1997 were  approximately  $4.46 million, or a decrease of approximately 14.2% from the approximately $5.20 million in net sales reported in the first quarter of fiscal 1996. The decrease in net sales was principally due to the decrease in sales of the multimedia products from $2.48 million in the first quarter of fiscal 1996 to $2.18 million in the first quarter of fiscal 1997, as a result of the elimination of those unprofitable multimedia product lines. Net sales of terminal products were quite steady which remained at the $1.7 million level.

      Cost of sales decreased from approximately $4.51 million in the first quarter of fiscal 1996 to approximately $3.86 million in the first quarter of fiscal 1997, and deceased as a percentage of sales from approximately 86.7% to approximately 86.4% during the same period. The percentage decrease in cost of sales and the corresponding increase in gross margins in fiscal 1997 (an increase from approximately 13.3% to 13.6%) were primarily the results of the elimination of those unprofitable product lines, a strategy that the Company expects to continue.

      Sales and marketing expenses increased as a percentage of sales from approximately 17.0% in the first quarter of fiscal 1996 to 17.3% in the first quarter of fiscal 1997, while actual sales and marketing expenses decreased from

$886,000 in the first quarter of fiscal 1996 to $774,000 in the first quarter of fiscal 1997, a decrease of 12.6% from the prior year. The decrease in sales and marketing expenses was due primarily to decreased expenditures resulting from the decrease in employee staffing levels. The number of sales and marketing employees decreased from 26 in the first quarter of fiscal 1996 to 22 in the first quarter of fiscal 1997, while actual compensation expense decreased from $497,000 in the first quarter of 1996 to $340,000 in the first quarter of fiscal 1997.

      Research and development expenses decreased as a percentage of sales from approximately 7.1% in the first quarter of fiscal 1996 to 4.2% in the first quarter of fiscal 1997, while actual research and development expenses decreased from $370,000 in fiscal 1996 to 186,000 in fiscal 1997 on a comparative quarter-to-quarter basis, a decrease of 49.7% from the fiscal 1996 levels. The decrease in actual research and development expenses in the first quarter of fiscal 1997 compared to the same period in the prior year was primarily a result of the decrease in employee staffing levels from 11 in the first quarter of fiscal 1996 to 7 in the first quarter of fiscal 1997 while actual compensation expense decreased from $252,000 in fiscal 1996 to $134,000 in fiscal 1997 on a comparative quarter-to-quarter basis.

      General and administrative expenses increased as a percentage of sales from approximately 5.6% in the first quarter of fiscal 1996 to 6.5% in the first quarter of fiscal 1997, while actual expenses remained at the same level of $292,000.

      The loss from operations decreased approximately 24.2%, from $854,000 in the first quarter of fiscal 1996 to $647,000 in the first quarter of fiscal 1997. This decrease was primarily due to the decrease in actual operating expenses from a total of $1.55 million to $1.25 million on a comparative quarter-to-quarter basis.

      Interest income earned increased from $123,000 in the first quarter of fiscal 1996 to $155,000 in the first quarter of fiscal 1997, a 26.0% increase from the prior year. Such increase was primarily due to the higher cash levels.

      Net loss for the first quarter of fiscal 1997 was approximately $513,000, compared with a net loss of $308,000 in the first quarter of fiscal 1996. The loss in fiscal 1997 was a result of the various factors noted above.

      As a result of the foregoing, net loss per share in the first quarter of fiscal 1997 was $0.01, based on 45,404,745 weighted average shares outstanding, compared to a net loss per share in the first quarter of fiscal 1996 of $0.01, based on 45,171,403 weighted average shares outstanding.

      No income tax expense or credit was provided for in the quarter ended January 31, 1997, as the Company believes that it has adequate net operating loss and credit carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carryforwards since realization of any such benefit is not assured.

      Inflation had no significant impact on the Company's business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents totaled approximately $9.0 million at January 31, 1997, up $4.54 million (approximately 101.0%) from fiscal 1996 year-end levels of $4.5 million. The increase in the cash and cash equivalents resulted primarily from the repayment of its note receivable of $5.0 million from the sale of its former headquarters while partially offset by the net cash used in operating and investing activities of $348,000 and $150,000, respectively.

      Approximately $2.5 million in certificates of deposit were pledged as collateral for comparable amounts of stand-by and sight letters of credit under the letter of credit agreements as of the end of the first quarter of fiscal 1997. At January 31, 1997, the Company had approximately $364,136 in outstanding letters of credit which were secured by the pledged deposits under this agreement.
                                       9

      Net accounts receivable of $3.32 million at the end of the first quarter of fiscal 1997 were down approximately 24.4% from the 1996 year-end level of $4.39 million due primarily to decreased sales volume. Days sales outstanding in accounts receivable decreased from 89 days in fiscal 1996 to 88 days in fiscal 1997.

      Net inventories of approximately $4.18 million at the end of the quarter ended January 31, 1997 were down approximately 28.3% from the 1996 year-end level of $5.83 million.

      Working capital at the end of the first quarter of fiscal 1997 was approximately $14.70 million, down approximately 3.5% from the fiscal 1996 year-end level of approximately $15.24 million.

      At the current consumption rate, the Company's cash balance of approximately $9.0 million at January 31, 1997 (which includes $2.5 million pledged as security for stand-by and sight letters of credit), together with anticipated revenues from operations and other non-operating cash receipts, was anticipated to be adequate to fund the Company's fiscal 1997 operations at projected levels.



                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.     LEGAL PROCEEDINGS.

      See Note 5 of "Notes to Condensed Consolidated Financial Statements."


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibit(s).
      ----------

      Exhibit 10.7      Agreement Between TeleVideo Systems, Inc. and TLK, Inc.

      Exhibit 27.0      Financial Data Schedule.


(b)   Reports on Form 8-K.    None.
      -------------------

            [The remainder of this page is intentionally left blank.]

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     TELEVIDEO SYSTEMS, INC.
                                                 -------------------------------
                                                         (Registrant)



Date:  March 15, 1997                       By:       /s/ K. Philip Hwang
                                                --------------------------------
                                                      Dr. K. Philip Hwang
                                                   Chairman of the Board and
                                                    Chief Executive Officer



                                                         /s/ David Kim
                                                --------------------------------
                                                           David Kim
                                                    Chief Financial Officer