Form 10-Q
period 1997-04-30
TELEVIDEO SYSTEMS INC
filed 1997-06-10
CIK 353779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                           ___________________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: April 30, 1997
                                                --------------
                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

            For the transition period from ____________ to____________

                         Commission file number: 0-11552
                                                 -------

                                 TeleVideo, Inc.
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


The number of shares outstanding of registrant's Common Stock, as of June 10, 1997 is: 45,404,745.
         ----------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.  FINANCIAL STATEMENTS.

                                 TELEVIDEO, INC.
                                 ---------------

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------


1997 and 1996 Quarterly Data
----------------------------

         The condensed consolidated financial statements included herein have been prepared by the management of TeleVideo, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

         It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended October 31, 1996.

         The results of operations for the six-month period ended April 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1997.


            [The remainder of this page is intentionally left blank.]

                                 TELEVIDEO, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                           April 30,   Oct. 31,
                             ASSETS                                           1997        1996
                                                                           --------    --------
CURRENT ASSETS:
    Cash and cash equivalents (including restricted cash of $2,000)        $  7,081    $  4,496
    Accounts receivable, less allowance of $937 in 1997 and $888 in 1996      3,316       4,394
    Receivables from related parties,
        net of allowance of $302 in 1997 and $391 in 1996                      --          --
    Inventories                                                               3,316       5,834
    Prepayments and other                                                       153          62
    Note receivable from sale of building                                      --         5,000
                                                                           --------    --------
              Total current assets                                           13,866      19,786
                                                                           --------    --------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                        890         890
    Building                                                                  1,035       1,035
    Production equipment                                                        497       1,263
    Office furniture and equipment                                            1,140       1,753
    Building improvements                                                     1,105       1,105
                                                                           --------    --------
                                                                              4,667       6,046
    Less accumulated depreciation and amortization                            1,755       2,968
                                                                           --------    --------
              Property, plant and equipment, net                              2,912       3,078


INVESTMENTS IN AFFILIATES                                                     2,601         226
                                                                           --------    --------

              Total assets                                                 $ 19,379    $ 23,090
                                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                       $    495    $  3,080
    Accrued liabilities                                                         755         855
    Income taxes                                                                611         611
                                                                           --------    --------
              Total current liabilities                                       1,861       4,546
                                                                           --------    --------


STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value;
       Authorized--75,000,000 shares
       Outstanding--45,404,745 shares in 1997 and 45,402,245
          shares in 1996                                                        454         454
    Additional paid-in capital                                               95,635      95,634
    Accumulated deficit                                                     (78,571)    (77,544)
                                                                           --------    --------
              Total stockholders' equity                                     17,518      18,544
                                                                           --------    --------

              Total liabilities and stockholders' equity                   $ 19,379    $ 23,090
                                                                           ========    ========

      The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND APRIL 30, 1996
                    (In thousands, except per share amounts)



                                                           1997            1996
                                                       --------        --------
NET SALES                                              $  4,110        $  3,426

COST OF SALES                                             3,660           3,454
                                                       --------        --------


GROSS PROFIT                                                450             (28)

OPERATING EXPENSES:
    Sales and Marketing                                     487             532
Research and development                                    242             262
    General and administration                              326             333
                                                       --------        --------

              Total operating expenses                    1,055           1,127
                                                       --------        --------

              Loss from operations                         (605)         (1,155)

INTEREST INCOME, net                                        120             214

OTHER INCOME, net                                           (28)            896
                                                       --------        --------

              Net loss                                 $   (513)       $    (45)
                                                       ========        ========

Net loss per share                                     $  (0.01)       $  (0.00)
                                                       ========        ========

Average shares outstanding                               45,405          45,349
                                                       ========        ========




   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND APRIL 30, 1996
                    (In thousands, except per share amounts



                                                           1997            1996
                                                       --------        --------
NET SALES                                              $  8,574        $  8,625

COST OF SALES                                             7,518           7,958
                                                       --------        --------


GROSS PROFIT                                              1,056             667

OPERATING EXPENSES:
    Sales and Marketing                                   1,262           1,418
Research and development                                    428             632
    General and administration                              618             626
                                                       --------        --------

              Total operating expenses                    2,308           2,676
                                                       --------        --------

              Loss from operations                       (1,252)         (2,009)

INTEREST INCOME, net                                        276             337

OTHER INCOME, net                                           (50)          1,318
                                                       --------        --------

              Net loss                                 $ (1,026)       $   (354)
                                                       ========        ========

Net loss per share                                     $  (0.02)       $  (0.01)
                                                       ========        ========

Average shares outstanding                               45,405          45,260
                                                       ========        ========




   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND APRIL 30, 1996
                                 (In thousands)

                                                                         1997       1996
                                                                      -------    -------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                 $(1,026)   $  (354)

       Charges (credits) to operations not affecting cash:
          Depreciation and amortization                                   182        137
       Changes in operating assets and liabilities:
          Accounts receivable                                           1,078       (242)
          Inventories                                                   2,518      1,256
          Prepayments and other                                         4,909        127
          Accounts payable                                             (2,585)    (1,379)
          Accrued liabilities and royalties                              (101)      (148)
          Current and deferred income taxes                              --         --
                                                                      -------    -------
              Net cash provided by (used in) operating activities       4,975       (603)
                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net retirements of (additions to) property, plant and equipment       (16)       (15)
    Investment in marketable securities                                  --           (1)
    Investments in affiliate                                           (2,375)      (120)
    Payments received on notes receivable from affiliate and other       --        1,349
                                                                      -------    -------
              Net cash provided by (used in) investing activities      (2,391)     1,213
                                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                  1         64
                                                                      -------    -------
              Net cash provided by financing activities                     1         64
                                                                      -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        2,585        674

CASH AND CASH EQUIVALENTS AT THE BEGINNING
    OF THE YEAR                                                         4,496      5,145
                                                                      -------    -------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                      $ 7,081    $ 5,819
                                                                      =======    =======



      The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1997


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

    Cash and Cash Equivalents
    -------------------------

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Approximately $2.0 million, invested in short term certificates of deposit, are pledged as security under letter of credit agreements.

    Inventories
    -----------

    Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $434,000 and $663,000 in 1997 and 1996, respectively:

                                                 April 30,     Oct. 31,
                                                    1997         1996
                                                 ---------    ---------

          Purchased parts and subassemblies      $   1,647    $   4,040
          Work-in-process                              719          422
          Finished goods                               950        1,372
                                                 ---------    ---------

                                                 $   3,316    $   5,834
                                                 =========    =========

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


2.  ACQUISITIONS AND DIVESTITURES:
    ------------------------------

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

    In fiscal 1991 and 1992, the Company loaned AdMOS a total of $470,000, which has been partially repaid. The outstanding balance at April 30, 1997 was $104,000. The repayment of a portion of this loan is personally guaranteed by the President and controlling shareholders of AdMOS. Due to the economic difficulties AdMOS is currently experiencing, the principal and interest balances due on this note have been fully reserved.

    In February 1995, the Company further loaned AdMOS $384,000 at an interest rate of 10% per annum. Approximately $204,000 was repaid to the Company in fiscal 1995 and fiscal 1996. In December 1996, the Company received another $100,000 from AdMOS. The Company has fully reserved the unpaid balance of $80,000 plus accrued interest as of April 30, 1997.

    TLK, Inc.
    ---------

    In November 1996, the Company invested $150,000 in exchange for a 20% ownership in TLK, Inc. for the China Power Plant projects in Lin Zhang, Quin Yuan and Henan Provinces in China. The Company expects to have a return on investment within the next twelve months.

    Koram, Inc.
    -----------

    On  March  3,  1997,   the  Company   invested   $224,820   (equivalent   to
    KRW200,000,000) in exchange for a 50% ownership in Koram, Inc. which will conduct food services in Seoul of Korea. The investment is carried at cost.

    Applied Photonics Technology, Inc.
    ----------------------------------

    On April 16, 1997, the Company entered into a Common Stock Purchase Agreement with Applied Photonics Technology, Inc., a California Corporation ("APT") whereby the Company purchased 30% of the Common Stock of APT. In consideration for the issuance of the APT stock, the Company agreed to pay $3,000,000 to APT: $2,000,000 payable on the day of closing and the remaining $1,000,000 payable 90 days after closing.

    Founded in October 1996, APT is a high-tech engineering firm specializing in the development of electronics display technology. The markets for APT's Outdoor Media Display system include the high end of the billboard and illuminated sign markets, sports stadiums and arenas, transportation
    terminals,   volume  retailers  and  malls,  and  safety/public  information displays.

    The authorized capital of APT consists of no shares of Preferred Stock and 20,000,000 shares of Common Stock, of which 5,593,800 shares are issued and outstanding. Except for options representing an aggregate of 1,000,000 shares issuable in the future in consideration of contributions by key employees and certain consultants of APT, TeleVideo received Common Stock equal to 30% of all issued and outstanding shares as of closing date, for a total of 1,678,140 shares. The Company funded the purchase of the Common Stock through the retirement of its Time Deposits.

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

    Risks of Operations in the Commonwealth of Independent States
    -------------------------------------------------------------

    There are a number of risks involved in TeleVideo's participation in foreign joint ventures located in the Commonwealth of Independent States. These risks include the ability to execute and enforce the agreements, the future regulations governing the repatriation of funds, the political and economic instability and the dependence on future events which can influence the success or failure of the ventures and, thus, may affect the recoverability of the amounts invested by TeleVideo. Management of the Company is aware of the attendant risks relating to these ventures and continually monitors the conditions in the CIS and the activities of the joint ventures. Management further believes the investments to be secure and thus no reserves are required as of April 30, 1997. However, there can be no assurance that conditions in the CIS will not deteriorate and place the Company's investment in jeopardy.

    At the indicated dates the Company had the following investments in affiliates and joint ventures: (in thousands)

                                                 April 30,     Oct. 31,
                                                   1997          1996
                                                 ---------    ---------

          TLK, Inc.                              $     150    $       -
          Koram, Inc.                                  225            -
          Applied Photonics Technology, Inc.         2,000            -
          Three H                                       76           76
          TeleVideo-RUS                                150          150
                                                 ---------    ---------

                                                 $   2,601    $     226
                                                 =========    =========
                                       8

3.  LETTER OF CREDIT AGREEMENT:
    ---------------------------

    The Company has a letter of credit agreement with a bank whereby the bank will issue up to $3.0 million of standby and sight letters of credit. This agreement is contingent upon the Company maintaining cash deposits of $2.0 million at the bank as collateral. These funds are held in three month certificates of deposits and earn interest at the rate of approximately 5.2% per annum. At April 30, 1997, the Company had letters of credit outstanding of approximately $1,529,769.


4.  INCOME TAXES:
    -------------

    The Company adopted, effective November 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The change from the deferred method to the liability method of accounting for income taxes had no material impact on the financial position or results of operations of the Company for the quarter ended April 30, 1997.

    As of April 30, 1997, the only tax issues pending are the Massachusetts State Tax audit and the California Franchise Tax exposure resulting from the previous Federal Income Tax audits. The Company believes that a resolution of one or both of these audits could occur in fiscal 1997 and its maximum exposure, collectively will not exceed $600,000. The Company has accrued this full amount at April 30, 1997.


5.  LITIGATION AND OTHER:
    ---------------------

    The Company has been named, along with dozens of other manufacturers, designers, and distributors of computer equipments, as a defendant in several lawsuits regarding product liability in connection with the alleged defective design of computer terminal keyboards and the size of the video screens. The first issue alleges that the various plaintiffs have suffered some form of severe wrist injury from the use of said keyboards. The second issue alleges that there was false advertising in which the actual viewable size of the video screens were smaller than they were claimed. The Company's attorneys have prepared a defense for these cases and the Company's insurance carriers are informed of the plaintiff's claims.

    On October 3, 1996, a complaint was filed by Carol Levy in the Marin County Superior Court claiming that the advertising content of the "TeleVideo Model EX-16," a computer sound card which includes an amplifier, was untrue. This case alleges that the Company advertised that the power output of the signal was 6 watts per channel, for a total of 12 watts, but the actual power output to each speaker was less than 6 watts.

    On May 8, 1997, Activision, Inc. filed suit against the Company in the Superior Court of California (County of Los Angeles) alleging deficiency in royalty payment of $112,500.

    The Company intends to vigorously defend against the allegations of these suits. Management believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position.

6.  RELATED PARTY TRANSACTIONS:
    ---------------------------

    During 1997 and 1996 the Company has had transactions with its affiliates as follows (in thousands):
                                                     April 30,    Oct. 31,
                                                       1997         1996
                                                    ---------    ---------
          Note receivable:
              AdMOS  (1)                            $     104    $     104
              AdMOS  (1)                                   80          180

          Interest receivable:
              AdMOS  (1)                                   68           65
              AdMOS  (1)                                   50           42

          (1) Amounts are fully reserved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Net sales for the  second  quarter  of fiscal  1997 were  approximately
$4.11 million, or an increase of approximately 20.0% from the approximately $3.43 million in net sales reported in the second quarter of fiscal 1996. The increase in net sales was principally due to the increase in the sales volume of multimedia products from $607,500 in the second quarter of fiscal 1996 to $1.81 million in the second quarter of fiscal 1997 but partially offset by the decrease in sales of the terminal and OMTI board products. Net sales for the six months ended April 30, 1997 of approximately $8.57 million were approximately 0.6% below the same period of time a year ago which totaled approximately $8.63 million.

         Cost of sales increased from approximately $3.45 million in the second quarter of fiscal 1996 to approximately $3.66 million in the second quarter of fiscal 1997, and decreased as a percentage of sales from approximately 100.8% to approximately 89.1% during the same period. The percentage decrease in cost of sales and the corresponding increase in gross margins in fiscal 1997 (an increase from approximately -0.8% to 10.9%) were primarily the results of the elimination of those unprofitable product lines, a strategy that the Company expects to continue.

         Cost of sales were approximately $7.52 million for the six months ended April 30, 1997, or 5.5% lower than the approximately $7.96 million reported in the same period a year ago. Cost of sales also decreased as a percentage of sales from approximately 92.3% in fiscal 1996 to approximately 87.7% in fiscal 1997.
         Sales and marketing expenses decreased as a percentage of sales from approximately 15.5% in the second quarter of fiscal 1996 to 11.8% in the second quarter of fiscal 1997, while actual sales and marketing expenses decreased from $532,000 in the second quarter of fiscal 1996 to $487,000 in the second quarter of fiscal 1997, a decrease of 8.5% from the prior year. On a six month basis, sales and marketing expenses decreased as a percentage of sales from approximately 16.4% in fiscal 1996 to 14.7% in fiscal 1997, while actual expenses decreased approximately 11.0%. The decrease in sales and marketing expenses was due primarily to decreased expenditures resulting from the decrease in employee staffing levels. The number of sales and marketing employees decreased from 25 in fiscal 1996 to 18 in fiscal 1997, while actual compensation expense decreased from $860,000 in the first six months of 1996 to $659,000 in the first six months of fiscal 1997.

         Research and development expenses decreased as a percentage of sales from approximately 7.6% in the second quarter of fiscal 1996 to 5.9% in the second quarter of fiscal 1997, while actual research and development expenses decreased from $262,000 in fiscal 1996 to 242,000 in fiscal 1997 on a comparative quarter-to-quarter basis, a decrease of 7.6% from the fiscal 1996 levels. On a six month basis, research and development expenses decreased as a percentage of sales from approximately 7.3% in fiscal 1996 to 5.0% in fiscal

1997, while actual expenses decreased approximately 32.3%. The decrease in percentage and actual research and development expenses in fiscal 1997 compared to the same period in the prior year was primarily a result of the decrease in employee staffing levels from 10 in fiscal 1996 to 7 in fiscal 1997 while actual compensation expense decreased from $454,000 in the first six months of fiscal 1996 to $260,000 in fiscal 1997 on a comparative period-to-period basis.

         General and administrative expenses decreased as a percentage of sales from approximately 9.7% in the second quarter of fiscal 1996 to 7.9% in the second quarter of fiscal 1997, while actual expenses decreased approximately 2.1% over this same three month period. On a six month basis, general and administrative expenses decreased as a percentage of sales from approximately 7.3% in fiscal 1996 to 7.2% in fiscal 1997, while actual expenses decreased approximately 1.3% over this same six month period.

         The loss from operations decreased approximately 47.6%, from $1,155,000 in the second quarter of fiscal 1996 to $605,000 in the second quarter of fiscal 1997. Operating loss for the six months ended April 30, 1997 of approximately $1.25 million was approximately 37.7% lower comparing the same period in fiscal 1996 which totaled approximately 2.01 million. This decrease was primarily due to the decrease in actual operating expenses from a total of $2.68 million to $2.31 million on a comparative period-to-period basis.

         Interest income earned decreased from $337,000 in the first six months of fiscal 1996 to $276,000 in the first six months of fiscal 1997, a 18.1% decrease from the prior year. Such decrease was primarily due to the retirement of notes receivable which bore a higher interest rate.

         The Company sold its 51% ownership in "InterTerminal" joint venture in fiscal 1995 for approximately $1.3 million and the full amount was received and recognized as a gain in the first and second quarters of fiscal 1996.

         Net loss for the second quarter of fiscal 1997 was approximately $513,000, or $0.01 per share, compared to a net loss of $45,000 in the second quarter of fiscal 1996, or $0.00 per share, a year ago for the same three month period. Net loss for the six months ended April 30, 1997 totaled approximately $1,026,000, or $0.02 per share, compared to a net loss of 354,000, or $0.01 per share, for the same period a year ago. The loss in fiscal 1997 was a result of the various factors noted above.

         As a result of the foregoing, net loss per share in the second quarter of fiscal 1997 was $0.01, based on 45,404,745 weighted average shares outstanding, compared to a net loss per share in the second quarter of fiscal 1996 of $0.00, based on 45,348,537 weighted average shares outstanding.

         No income tax expense or credit was provided for in the quarter ended April 30, 1997, as the Company believes that it has adequate net operating loss and credit carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carryforwards since realization of any such benefit is not assured.

         Inflation had no significant impact on the Company's business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled approximately $7.1 million at April 30, 1997, up $2.6 million (approximately 57.5%) from fiscal 1996 year-end levels of $4.5 million. The increase in the cash and cash equivalents resulted primarily from the repayment of its note receivable of $5.0 million from the sale of its former headquarters while partially offset by the net cash used in investing activities of $2.4 million.

         Approximately $2.0 million in certificates of deposit were pledged as collateral for comparable amounts of stand-by and sight letters of credit under the letter of credit agreements as of the end of the second quarter of fiscal 1997. At April 30, 1997, the Company had approximately $1,529,769 in outstanding letters of credit which were secured by the pledged deposits under this agreement.
                                       11

         Net accounts receivable of $3.32 million at the end of the second quarter of fiscal 1997 were down approximately 24.5% from the 1996 year-end level of $4.39 million. Days sales outstanding in accounts receivable increased from 89 days in fiscal 1996 to 91 days in fiscal 1997.

         Net inventories of approximately $3.32 million at the end of the quarter ended April 30, 1997 were down approximately 43.2% from the 1996 year-end level of $5.83 million.

         Working capital at the end of the second quarter of fiscal 1997 was approximately $12.01 million, down approximately 21.23% from the fiscal 1996 year-end level of approximately $15.24 million.

         At the current consumption rate, the Company's cash balance of approximately $7.08 million at April 30, 1997 (which includes $2.0 million pledged as security for stand-by and sight letters of credit), together with anticipated revenues from operations and other non-operating cash receipts, was anticipated to be adequate to fund the Company's fiscal 1997 operations at projected levels.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS.

         See Note 5 of "Notes to Condensed Consolidated Financial Statements."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of shareholders on March 24, 1997, at which K. Philip Hwang, Stephen S. Kahng, Kristine Kim and Robert E. Larson were elected by the shareholders as Directors of the Company's Board.

         The shareholders also: (1) approved the amendment of the Company's Certificate of Incorporation to change the corporate name from TeleVideo Systems, Inc. to TeleVideo, Inc.; and (2) ratified the appointment of Grant Thornton LLP as the Company's independent public accountant for the fiscal year ending October 31, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit(s).
         -----------

         Exhibit 27.0      Financial Data Schedule.


(b)      Reports on Form 8-K.
         --------------------

         The Company filed a current report on Form 8-K, dated April 30, 1997, reporting that:

        (1) on April 16, 1997 the Company entered into a Common Stock Purchase Agreement with Applied Photonics Technology, Inc. whereby the Company purchased 30% of the Common Stock of APT in exchange for a total cash payment of $3,000,000; and

        (2) on April 22, 1997, the Company filed a Certificate of Amendment of its Certificate of Incorporation, thereby changing its name from TeleVideo Systems, Inc. to TeleVideo, Inc.


            [The remainder of this page is intentionally left blank.]

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       TELEVIDEO, INC.
                                               ---------------------------------
                                                        (Registrant)



Date:  June 10, 1997                      By:          /s/ K. Philip Hwang
                                               ---------------------------------
                                                       Dr. K. Philip Hwang
                                                    Chairman of the Board and
                                                     Chief Executive Officer



                                                          /s/ David Kim
                                                --------------------------------
                                                            David Kim
                                                     Chief Financial Officer