Form 10-Q
period 1997-07-31
TELEVIDEO SYSTEMS INC
filed 1997-09-12
CIK 353779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                           ___________________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: July 31, 1997
                                                -------------
                                       OR

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

The number of shares outstanding of registrant's Common Stock, as of September 10, 1997 is: 45,404,745.
                        -----------

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

      The results of operations for the three and nine-month period ended July 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1997.


            [The remainder of this page is intentionally left blank.]

                                 TELEVIDEO, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                           July 31,    Oct. 31,
                                ASSETS                                        1997        1996
                                                                           --------    --------
CURRENT ASSETS:
    Cash and cash equivalents
       (including restricted cash of $3,000 in 1997
        and $2,000 in 1996)                                                $  4,260    $  4,496
    Accounts receivable, less allowance of $931 in 1997 and $888 in 1996      4,156       4,394
    Receivable from related parties,
        net of allowance of $307 in 1997 and $391 in 1996                      --          --
    Inventories                                                               2,611       5,834
    Prepayments and other                                                     2,441          62
    Note receivable from sale of building                                      --         5,000
                                                                           --------    --------
              Total current assets                                           13,468      19,786
                                                                           --------    --------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                        890         890
    Building                                                                  1,035       1,035
    Production equipment                                                        497       1,263
    Office furniture and equipment                                            1,140       1,753
    Building improvements                                                     1,105       1,105
                                                                           --------    --------
                                                                              4,667       6,046
    Less accumulated depreciation and amortization                            1,849       2,968
                                                                           --------    --------
              Property, plant and equipment, net                              2,818       3,078


INVESTMENTS IN AFFILIATES                                                     2,601         226
                                                                           --------    --------

              Total assets                                                 $ 18,887    $ 23,090
                                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                       $    637    $  3,080
    Accrued liabilities                                                         710         855
    Income taxes                                                                611         611
                                                                           --------    --------
              Total current liabilities                                       1,958       4,546
                                                                           --------    --------


STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value;
       Authorized--75,000,000 shares
       Outstanding--45,404,745 shares in 1997 and 45,402,245
          shares in 1996                                                        454         454
    Additional paid-in capital                                               95,635      95,634
    Accumulated deficit                                                     (79,160)    (77,544)
                                                                           --------    --------
              Total stockholders' equity                                     16,929      18,544
                                                                           --------    --------

              Total liabilities and stockholders' equity                   $ 18,887    $ 23,090
                                                                           ========    ========

      The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JULY 31, 1997 AND JULY 31, 1996
                    (In thousands, except per share amounts)



                                                         1997            1996
                                                       --------        --------
NET SALES                                              $  4,983        $  5,369

COST OF SALES                                             4,328           4,871
                                                       --------        --------

GROSS PROFIT                                                655             498
                                                       --------        --------

OPERATING EXPENSES:
    Sales and Marketing                                     830             484
    Research and development                                185             236
    General and administration                              329             334
                                                       --------        --------

              Total operating expenses                    1,344           1,054
                                                       --------        --------

              Loss from operations                         (689)           (556)

INTEREST INCOME, net                                         99             191

OTHER INCOME, net                                             1            (195)
                                                       --------        --------

              Net loss                                 $   (589)       $   (560)
                                                       ========        ========

Net loss per share                                     $  (0.01)       $  (0.01)
                                                       ========        ========

Average shares outstanding                               45,405          45,391
                                                       ========        ========







   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED JULY 31, 1997 AND JULY 31, 1996
                    (In thousands, except per share amounts)



                                                         1997            1996
                                                       --------        --------
NET SALES                                              $ 13,558        $ 13,994

COST OF SALES                                            11,847          12,830
                                                       --------        --------

GROSS PROFIT                                              1,711           1,164
                                                       --------        --------

OPERATING EXPENSES:
    Sales and Marketing                                   2,091           1,902
    Research and development                                612             868
    General and administration                              948             960
                                                       --------        --------

              Total operating expenses                    3,651           3,730
                                                       --------        --------

              Loss from operations                       (1,940)         (2,566)

INTEREST INCOME, net                                        374             529

OTHER INCOME, net                                           (49)          1,124
                                                       --------        --------

              Net loss                                 $ (1,615)       $   (913)
                                                       ========        ========

Net loss per share                                     $  (0.04)       $  (0.02)
                                                       ========        ========

Average shares outstanding                               45,405          45,304
                                                       ========        ========










   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED JULY 31, 1997 AND JULY 31, 1996
                                 (In thousands)

                                                                       1997       1996
                                                                      -------    -------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                 $(1,615)   $  (913)

       Charges (credits) to operations not affecting cash:
          Depreciation and amortization                                   276        203
       Changes in operating assets and liabilities:
          Accounts receivable                                             238     (1,003)
          Inventories                                                   3,223      1,515
          Prepayments and other                                           (79)       218
          Accounts payable                                             (2,443)      (763)
          Accrued liabilities and royalties                              (146)      (115)
                                                                      -------    -------
              Net cash provided by (used in) operating activities        (546)      (858)
                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net retirements of (additions to) property, plant and equipment       (16)       (16)
    Investment in marketable securities                                  --           79
    Decrease (increase) in other assets                                (2,300)      --
    Investments in affiliate                                           (2,375)      (180)
    Payments received on notes receivable from affiliate and other      5,000      1,349
                                                                      -------    -------
              Net cash provided by (used in) investing activities         309      1,232
                                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                  1         76
                                                                      -------    -------
              Net cash provided by financing activities                     1         76
                                                                      -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (236)       450

CASH AND CASH EQUIVALENTS AT THE BEGINNING
    OF THE YEAR                                                         4,496      5,145
                                                                      -------    -------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                      $ 4,260    $ 5,595
                                                                      =======    =======










  The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

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

   Cash and Cash Equivalents
   -------------------------

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Approximately $3.0 million, invested in short term certificates of deposit, are pledged as security under letter of credit agreements.

   Inventories
   -----------

   Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $414,000 and $663,000 in 1997 and 1996, respectively:

                                                       July 31,  Oct. 31,
                                                          1997      1996
                                                         ------   ------

       Purchased parts and subassemblies                 $1,148   $4,040
       Work-in-process                                      794      422
       Finished goods                                       669    1,372
                                                         ------   ------

                                                         $2,611   $5,834
                                                         ======   ======
                                       6

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

   In fiscal 1991 and 1992, the Company loaned AdMOS a total of $470,000, which has been partially repaid. The outstanding balance at July 31, 1997 was $104,000. The repayment of a portion of this loan is personally guaranteed by the President and controlling shareholders of AdMOS. Due to the economic difficulties AdMOS is currently experiencing, the principal and interest balances due on this note have been fully reserved.

   In February 1995, the Company further loaned AdMOS $384,000 at an interest rate of 10% per annum. Approximately $204,000 was repaid to the Company in fiscal 1995 and fiscal 1996. In December 1996, the Company received another $100,000 from AdMOS. The Company has fully reserved the unpaid balance of $80,000 plus accrued interest as of July 31, 1997.

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

   Applied Photonics Technology, Inc.
   ----------------------------------

   On April 16, 1997, the Company entered into a Common Stock Purchase Agreement with Applied Photonics Technology, Inc., a California Corporation ("APT") whereby the Company purchased 30% of the Common Stock of APT. In consideration for the issuance of the APT stock, the Company agreed to pay $3,000,000 to APT: $2,000,000 payable on the day of closing and the remaining $1,000,000 payable in September 1997.

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

   Risks of Operations in the Commonwealth of Independent States
   -------------------------------------------------------------

   There are a number of risks involved in TeleVideo's participation in foreign joint ventures located in the Commonwealth of Independent States. These risks include the ability to execute and enforce the agreements, the future regulations governing the repatriation of funds, the political and economic instability and the dependence on future events which can influence the success or failure of the ventures and, thus, may affect the recoverability of the amounts invested by TeleVideo. Management of the Company is aware of the attendant risks relating to these ventures and continually monitors the conditions in the CIS and the activities of the joint ventures. Management further believes the investments to be secure and thus no reserves are required as of July 31, 1997. However, there can be no assurance that conditions in the CIS will not deteriorate and place the Company's investment in jeopardy.

   At the indicated dates the Company had the following investments in affiliates and joint ventures: (in thousands)
                                                       July 31,  Oct. 31,
                                                          1997     1996
                                                       --------  --------
       TLK, Inc.                                         $  150   $    -
       Koram, Inc.                                          225        -
       Applied Photonics Technology, Inc.                 2,000        -
       Three H                                               76       76
       TeleVideo-RUS                                        150      150
                                                         ------   ------

                                                         $2,601   $  226
                                                         ======   ======
                                       8

3. LETTER OF CREDIT AGREEMENT:
   ---------------------------

   The Company has a letter of credit agreement with a bank whereby the bank will issue up to $4.0 million of standby and sight letters of credit. This agreement is contingent upon the Company maintaining cash deposits of $3.0 million at the bank as collateral. These funds are held in three month certificates of deposits and earn interest at the rate of approximately 5.25% per annum. At July 31, 1997, the Company had letters of credit outstanding of approximately $3,048,219.


4. INCOME TAXES:
   -------------

   The Company adopted, effective November 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The change from the deferred method to the liability method of accounting for income taxes had no material impact on the financial position or results of operations of the Company for the quarter ended July 31, 1997.

   As of July 31, 1997, the only tax issues pending are the Massachusetts State Tax audit and the California Franchise Tax exposure resulting from the previous Federal Income Tax audits. The Company believes that a resolution of one or both of these audits could occur in fiscal 1997 and its maximum exposure, collectively will not exceed $600,000. The Company has accrued this full amount at July 31, 1997.


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

   On October 3, 1996, a complaint was filed by Carol Levy in the Marin County Superior Court claiming that the advertising content of the "TeleVideo Model EX-16," a computer sound card which includes an amplifier, was untrue. This case alleges that the Company advertised that the power output of the signal was 6 watts per channel, for a total of 12 watts, but the actual power output to each speaker was less than 6 watts. The Company paid $4,000 in July 1997 for the final settlement of this case.

   On May 7, 1997, Rocky Mountain Fire Casualty Company and Grange Insurance Association filed suit against the Company and other two defendants in the Los Angeles Superior Court of California claiming that the defendants designed, manufactured and sold computer equipment to Michael Bowman and Automotive Paint Supply, that on or about September 7, 1995, a fire involving said computer equipment and/or its monitor with its parts and systems, erupted in fire damaging and destroying the insured's property in an amount not less than $55,441.

   On May 8, 1997, Activision, Inc. filed suit against the Company in the Superior Court of California (County of Los Angeles) alleging deficiency in royalty payment of $112,500. The case is finalized in August 1997. The
   Company agreed to pay the said amount in full in exchange for a comparable amount of multimedia products.

   The Company's attorneys have prepared a defense for these cases and the Company's insurance carriers are informed of the plaintiff's claims. The Company intends to vigorously defend against the allegations of these suits. Management believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position.


6. RELATED PARTY TRANSACTIONS:
   ---------------------------

   During 1997 and 1996 the Company has had transactions with its affiliates as follows (in thousands):

                                                July 31, Oct. 31,
                                                  1997     1996
                                                -------- --------
       Note receivable:
         AdMOS  (1)                             $  104   $  104
         AdMOS  (1)                                 80      180

       Interest receivable:
         AdMOS  (1)                                 68       65
         AdMOS  (1)                                 55       42

       (1) Amounts are fully reserved.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      Net sales for the third  quarter of fiscal 1997 were  approximately  $4.98 million, or a decrease of approximately 7.2% from the approximately $5.37 million in net sales reported in the third quarter of fiscal 1996. The decrease in net sales was principally due to the decrease in the sales volume of multimedia products from $3.03 million in the third quarter of fiscal 1996 to $1.45 million in the third quarter of fiscal 1997 but partially offset by the introduction of the monitor business which amounted to $0.97 million in the third quarter of fiscal 1997. Net sales for the nine months ended July 31, 1997 of approximately $13.56 million were approximately 3.1% below the same period of time a year ago which totaled approximately $13.99 million.

      Cost of sales decreased from approximately $4.87 million in the third quarter of fiscal 1996 to approximately $4.33 million in the third quarter of fiscal 1997, and decreased as a percentage of sales from approximately 90.7% to approximately 86.9% during the same period. The percentage decrease in cost of sales and the corresponding increase in gross margins in fiscal 1997 (an increase from approximately 9.3% to 13.1%) were primarily the results of the elimination of those unprofitable product lines, a strategy that the Company expects to continue.

      Cost of sales were approximately $11.85 million for the nine months ended July 31, 1997, or 7.7% lower than the approximately $12.83 million reported in the same period a year ago. Cost of sales also decreased as a percentage of sales from approximately 91.7% in fiscal 1996 to approximately 87.4% in fiscal 1997.

      Sales and marketing expenses increased as a percentage of sales from approximately 9.0% in the third quarter of fiscal 1996 to 16.7% in the third quarter of fiscal 1997, while actual sales and marketing expenses increased from $484,000 in the third quarter of fiscal 1996 to $830,000 in the third quarter of fiscal 1997, an increase of 71.5% from the prior year. On a nine month basis, sales and marketing expenses increased as a percentage of sales from approximately 13.6% in fiscal 1996 to 15.4% in fiscal 1997, while actual expenses increased approximately 9.9%. The increase in sales and marketing expenses was due primarily to increased expenditures in advertising from 368,000 in the first nine months of 1996 to $846,000 in the first nine months of fiscal 1997.

      Research and development expenses decreased as a percentage of sales from approximately 4.4% in the third quarter of fiscal 1996 to 3.7% in the third quarter of fiscal 1997, while actual research and development expenses decreased from $236,000 in fiscal 1996 to 185,000 in fiscal 1997 on a comparative quarter-to-quarter basis, a decrease of 21.6% from the fiscal 1996 levels. On a nine month basis, research and development expenses decreased as a percentage of sales from approximately 6.2% in fiscal 1996 to 4.5% in fiscal 1997, while actual expenses decreased approximately 29.5%. The decrease in percentage and actual research and development expenses in fiscal 1997 compared to the same period in the prior year was primarily a result of the decrease in employee staffing levels from 10 in fiscal 1996 to 6 in fiscal 1997 while actual compensation expense decreased from $640,000 in the first nine months of fiscal 1996 to $376,000 in fiscal 1997 on a comparative period-to-period basis.

      General and administrative expenses increased as a percentage of sales from approximately 6.2% in the third quarter of fiscal 1996 to 6.6% in the third quarter of fiscal 1997, while actual expenses decreased approximately 1.5% over this same three month period. On a nine month basis, general and administrative expenses increased as a percentage of sales from approximately 6.9% in fiscal 1996 to 7.0% in fiscal 1997, while actual expenses decreased approximately 1.3% over this same nine month period.

      The loss from operations increased approximately 23.9%, from $556,000 in the third quarter of fiscal 1996 to $689,000 in the third quarter of fiscal 1997. Operating loss for the nine months ended July 31, 1997 of approximately $1.94 million was approximately 24.4% lower comparing the same period in fiscal 1996 which totaled approximately 2.57 million. This decrease was primarily due to the increase in gross profit from $1.16 million to $1.71 million on a comparative period-to-period basis.

      Interest income earned decreased from $529,000 in the first nine months of fiscal 1996 to $374,000 in the first nine months of fiscal 1997, a 29.3% decrease from the prior year. Such decrease was primarily due to the retirement of notes receivable which bore a higher interest rate and the lower of cash level.

      The Company sold its 51% ownership in "InterTerminal" joint venture in fiscal 1995 for approximately $1.3 million and the full amount was received and recognized as a gain in the first and second quarters of fiscal 1996.

      Net loss for the third quarter of fiscal 1997 was approximately $589,000, or $0.01 per share, compared to a net loss of $560,000 in the third quarter of fiscal 1996, or $0.01 per share, a year ago for the same three month period. Net loss for the nine months ended July 31, 1997 totaled approximately $1,615,000, or $0.04 per share, compared to a net loss of $913,000, or $0.02 per share, for the same period a year ago. The loss in fiscal 1997 was a result of the various factors noted above.

      As a result of the foregoing, net loss per share in the third quarter of fiscal 1997 was $0.01, based on 45,404,745 weighted average shares outstanding, compared to a net loss per share in the third quarter of fiscal 1996 of $0.01, based on 45,391,287 weighted average shares outstanding.

      No income tax expense or credit was provided for in the quarter ended July 31, 1997, as the Company believes that it has adequate net operating loss and credit carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carry forward since realization of any such benefit is not assured.

      Inflation had no significant impact on the Company's business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents totaled approximately $4.26 million at July 31, 1997, down $236,000 (approximately 5.2%) from fiscal 1996 year-end levels of $4.50 million. The decrease in the cash and cash equivalents resulted primarily from: (1) the investment of $2.0 million in Applied Photonics Technology, Inc.;

(2) the investment of $150,00 in TLK, Inc.; (3) the investment of $225,000 in Koram, Inc.; (4) the loan of $2.3 million to Applied Computer Technology, Inc. and (5) net cash used in operating activities of $546,000, but partially offset by the repayment of its note receivable of $5.0 million from the sale of its former headquarters.

      Approximately $3.0 million in certificates of deposit were pledged as collateral with a bank whereby the bank will issue up to $4.0 million of stand-by and sight letters of credit under the letter of credit agreements as of the end of the third quarter of fiscal 1997. At July 31, 1997, the Company had approximately $3,048,219 in outstanding letters of credit which were secured by the pledged deposits under this agreement.

      Net accounts receivable of $4.16 million at the end of the third quarter of fiscal 1997 were down approximately 5.4% from the 1996 year-end level of $4.39 million. Days sales outstanding in accounts receivable increased from 89 days in fiscal 1996 to 103 days in fiscal 1997.

      Net inventories of approximately $2.61 million at the end of the quarter ended July 31, 1997 were down approximately 55.2% from the 1996 year-end level of $5.83 million.

      Working capital at the end of the third quarter of fiscal 1997 was approximately $11.51 million, down approximately 24.48% from the fiscal 1996 year-end level of approximately $15.24 million.

      At the current consumption rate, the Company's cash balance of approximately $4.26 million at July 31, 1997 (which includes $3.0 million pledged as security for stand-by and sight letters of credit), together with anticipated revenues from operations and other non-operating cash receipts, was anticipated to be adequate to fund the Company's fiscal 1997 operations at projected levels.

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


                                                       TELEVIDEO, INC.
                                                --------------------------------
                                                        (Registrant)



Date:  September 8, 1997                    By:       /s/ K. Philip Hwang
                                                --------------------------------
                                                      Dr. K. Philip Hwang
                                                   Chairman of the Board and
                                                    Chief Executive Officer



                                                         /s/ David Kim
                                                --------------------------------
                                                           David Kim
                                                    Chief Financial Officer