Form 10-K
period 1997-10-31
TELEVIDEO SYSTEMS INC
filed 1998-02-13
CIK 353779

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

                               ---------------------

                                     FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED:  OCTOBER 31, 1997
                                                ----------------

                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM                  TO
                                         ----------------    -----------------

                          COMMISSION FILE NUMBER:  0-11552
                                                   -------

                                  TELEVIDEO, INC.
                  -------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                               94-2383795
       -------------------------------         -------------------------------
       (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                    2345 HARRIS WAY, SAN JOSE, CALIFORNIA  95131
                    --------------------------------------------
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (408) 954-8333
                                                            --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:      NONE
                                                            --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK, $0.01 PAR VALUE
                           -----------------------------
                                  (TITLE OF CLASS)

                                  ----------------

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

                              YES   X        NO
                                  -----         -----

     THE APPROXIMATE AGGREGATE MARKET VALUE OF REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES ON FEBRUARY 9, 1998 (BASED UPON THE CLOSING SALES PRICE OF SUCH STOCK AS REPORTED IN THE NASDAQ NATIONAL MARKET AS OF SUCH DATE) WAS $35,553,102.

     AS OF FEBRUARY 9, 1998, 45,507,970 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE

     PARTS OF THE DEFINITIVE PROXY STATEMENT FOR REGISTRANT'S 1998 ANNUAL MEETING OF STOCKHOLDERS (TO BE HELD APRIL 7, 1998) ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Prospectus and the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, which is incorporated by reference herein, include certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Prospectus that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.



               (Remainder of this page was intentionally left blank)

                            INTRODUCTORY STATEMENT

     This Report on Form 10-K of TeleVideo, Inc. incorporates by reference, pursuant to Rule 12b-23 under the general rules and regulations of the Securities Exchange Act of 1934, as amended, certain information contained in the definitive Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 7, 1998 (herein the "Proxy Statement"). References in this Form 10-K to "TeleVideo," the "Registrant" or the "Company" refer to TeleVideo, Inc. and its subsidiaries unless the context indicates otherwise. This report contains registered and unregistered trademarks of other companies.

                                    PART I

ITEM 1.   BUSINESS


THE COMPANY

     Founded in 1975, TeleVideo is a market leader providing innovative high-end PC and Mac compatible monitor and terminal display products; graphics boards, sound boards and multilingual multimedia upgrade kits. The Company markets its products worldwide through distributors, mass merchants, retail stores, value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs").

     TeleVideo operates in one industry segment.

PRODUCTS

COMPUTER MONITORS

     Drawing on its heritage, TeleVideo announced in November 1996, two premier lines of quality PC and Mac compatible color monitors, the SuperView Pro Series and SuperView Series. These finely crafted monitors allow a variety of utilization - home, business, the ever-evolving digital world of Internet, DVD, sophisticated point-oriented desktop publishing, CAD/CAM applications and more.

     The high quality SuperView Pro Series monitors include the SVP350 21-inch monitor (19.9" diagonal viewable area), the SVP300 19-inch monitor (18.0" diagonal viewable area), the SVP270 17-inch monitor (15.8" diagonal viewable area) and the SVP260 17-inch monitor (16.0" diagonal viewable area).
 These monitors feature high resolutions, advanced On Screen Display (OSD) and wide range of scanning frequency. The SVP260, SVP270 and SVP350 monitors feature Mitsubishi's award winning Diamondtron Aperture Grille technology which delivers flicker-free, sharp, and crystal-clear images for graphic designers and engineers for rendering intricate images as in CAD/CAM design work.

     The SVP350 features an Aperture Grille pitch of 0.28mm and a maximum resolution of 1600 x 1200 at an exceptional 85Hz refresh rate. Horizontal scanning frequencies range from 30 to 107KHz and vertical frequencies of 50 to 160Hz. The SVP270 has an Aperture Grille pitch of 0.25mm and a maximum resolution of 1600 x 1200 at 75Hz refresh rate for flicker-free display. It's horizontal scanning frequency range from 30 to 95KHz and vertical frequencies from 50 to 160Hz. The SVP260 features an Aperture Grille pitch of 0.25mm and a maximum resolution of 1600 x 1200 at 65Hz refresh rate, rising to a flicker-free 77Hz refresh rate at 1280 x 1024 resolution. Horizontal scanning frequencies are from 24 to 82KHz and vertical frequencies from 50 to 120Hz.

     The SuperView Series offers affordable, high-capability monitors designed primarily for conventional business use, home office, games, entertainment and education. The SV210 17-inch color monitor (16.0" diagonal viewable area) is a flat-screen monitor featuring a dot pitch of 0.26mm, a maximum resolution of 1280 x 1024 at 65Hz refresh rate, scanning frequencies of 30 to 70KHz horizontal and 50 to 120Hz vertical for flicker-free operation. The SV200 17-inch color monitor (16.0" diagonal viewable area) features a small footprint with a 0.28mm dot pitch, maximum resolution of 1280 x 1024 with a 65Hz refresh rate, and scanning frequencies of 30 to 70KHz horizontal and 50 to 120Hz vertical for flicker-free display. The SV100 15" (13.8" diagonal viewable area) has a fine 0.28mm dot pitch with resolution reaching 1280 x 1024 at 65Hz refresh rate. All three SuperView Series monitors feature Shadow Mask technology producing vivid images needed for a full range of applications.

     All TeleVideo monitors include TELEXPRES (TeleVideo Exchange Program for Resellers and End-User Service, the most comprehensive "hassle free" 3 year warranty and DOA replacement policy in the industry. All TeleVideo monitors come with a 3-year CRT, parts and labor warranty, unlimited technical support, BBS and Internet access to customers. Suggested retail prices range from $224 to $1,399.

     These products collectively accounted for approximately 18% of the total revenues in fiscal 1997.

MULTIMEDIA PRODUCTS

     TeleVideo develops and markets an array of video graphics cards, sound boards and multilingual multimedia kit products for the personal computer
(PC) market.  The current products include the:

     TeleSOUND 3D, a plug-and-play 16-bit sound board for PC audio systems and delivers true CD-quality stereophonic sound. It features 32 polyphony, 16 MIDI channels, 4 operator, 20-voice FM synthesis, and a General MIDI all in one board. Based on an OPL3 FM synthesis device, the TeleSOUND 3D is compatible with existing multimedia sound standards including the Sound Blaster Pro, Ad Lib, Windows Sound System, MPU-40, and Windows 3.1 and Windows 95. All kits are MPC compliant.

     TeleWAVE Q32/3D featuring surround sound, 32 polyphony, 16 MIDI channels, 4 operator, 22-voice FM music synthesizer, a General MIDI and 100 MIPs DSP wavetable power all in one board. It provides professional music studio quality stereophonic sound of real musical instruments. Using advanced DSP technology, the TeleWAVE Q32/3D allows users to turn their PC into a professional PC audio system with 128 general MIDI musical instrument sounds.

     TeleGRAPHICS SX64V+, the next-generation ultra fast graphics and video accelerator board. It utilizes a 64-bit graphics engine with unique stream processor technology, enhanced 2D graphics acceleration and hardware assisted video playback. Features include 64-bit graphics and video co-processor, integrated 24-bit RAM-DAC with 135 MHz output pixel rate and dual clock synthesizer for true color (up to 32-bit per pixel) acceleration. It supports high resolution of up to 1600 x 1200 at color depth of 256 and 800 x 600 with 16.7 million colors.

     The TeleGRAPHICS 3D, a high performance plug-and-play 3D graphics accelerator board designed for high resolution true color and multimedia capabilities on PC hardware and software platforms. It features an advanced 64-bit PCI video graphics accelerator designed to give realistic 3 dimensional graphics for educational, entertainment and other multimedia applications. This highly advanced video processor with hardware-assisted video playback is capable of scaling full-screen MPEG video clips up to 30 frames-per-second. It is also capable of full-screen display resolutions up to 1600 x 1200 with high picture quality.

     TeleVideo also bundles CD-ROM drives with TeleVideo sound boards and other multimedia products to meet the needs and requirements of OEMs, distributors, Resellers and systems integrators. CD-ROM bundles are configured according to customer needs and requirements.

     Multimedia products retail from $25 to $190. These products collectively accounted for approximately 35%, 48% and 23% of the total revenues in fiscal 1997, 1996 and 1995, respectively.

VIDEO DISPLAY TERMINALS

     TeleVideo designs, manufactures, markets and supports a broad range of industry standard, high performance character-based Windows, Point-of-Sale, ASCII, ANSI and PC TERM video display terminals and terminal boxes which feature high quality, low flicker, high contrast, high resolution and non-glare screens. Current terminal series include:

     The TeleVideo 9099 color terminal box, a high-performance and low-cost ASCII, ANSI, PC terminal is designed to meet productivity goals into the 21st century. It features an IBM-compatible keyboard interface for wedge type bar code scanners, wand readers, credit card readers, and/or specialized keyboards for point-of-sale, bank teller, and similar applications. The 9099 also supports standard ANSI color commands and MicroColor (color substitution for visual attributes) for legacy software with 64 colors available for both foreground and background. In addition, the 9099 offers increased flexibility by allowing user to select any monitor size for particular application.

     The TeleVideo 9089, a high-resolution, color windows terminal box that provides 64 colors for both foreground and background selections in each of the six windows. The 9089 allow the user to work in multiple applications and toggle or copy and paste between the applications in different windows or hosts. It also offers flexibility by allowing user to select any monitor size for particular application.

     The TeleVideo 9060 high-performance 9-inch display terminal is a multi-session, multi-personality terminal with ASCII, ANSI and PC TERM operating modes. It can function as an independent terminal in single or dual host computer environments. It can also connect to light pen, bar code scanner and magnetic strip readers for point-of-sale, financial and similar applications.

     The TeleVideo 995 14-inch monochrome AlphaWindow terminal allows the user AlphaWindowing capability at a non-windowing price for new or existing software applications. The windows capability provides increased productivity for applications running on UNIX. The 995 also has a power management screen saver which protects the environment and promotes energy conservation.

     The TeleVideo 995-65 14-inch terminal is specifically designed to address the needs of customers who require a powerful, yet versatile solution which can emulate a wide range of industry-standard terminals. It features multi-session, multi-personality emulation of over 34 terminals, and is capable of operating as an independent terminal in single or dual-host computer environments.

     The TeleVideo 990 terminal is a general purpose terminal with ASCII, ANSI and PC TERM operating modes. For maximum versatility and flexibility, the terminal provides a choice of ASCII, AT or DEC style keyboards. The 990's mini-DIN keyboard connector permits connection to low-cost industry standard wedge type devices. This allows the user to interface to a bar code scanner, wand reader, credit card reader, electronics scale or a variety of specialized keyboards for point-of-sale or point-of-transaction processing.

     The video display terminal products retail from $200 to $430. These products collectively accounted for approximately 38%, 34% and 44% of the total revenue in fiscal 1997, 1996 and 1995, respectively.

COMPUTER ENHANCEMENT PRODUCTS

     The Company, through its OMTI product line, manufactures and markets multi-function data storage products for various bus architectures. These products generally retail for $80 to $270, and collectively accounted for approximately 4%, 6% and 9% of total revenues in fiscal 1997, 1996 and 1995, respectively.

PRODUCT DEVELOPMENT

     Markets that TeleVideo serves are characterized by rapid technological change. TeleVideo has an ongoing program to develop new products. The Company's research and development staff consists of 7 employees as of January 21, 1998. During fiscal 1997, TeleVideo spent approximately $.8 million on company-sponsored research and development. Company-sponsored research and development expenses for fiscal 1996 and 1995 were approximately $1.1 million and $1.8 million, respectively. The Company did not engage in any customer-sponsored research and development during such years.

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

SALES, MARKETING AND CUSTOMERS

     North American sales are handled from TeleVideo sales offices located in San Jose, CA; Morristown, New Jersey and Hoffman Estates, Illinois. Products are sold through distributors, mass merchants, retail stores, VARs, systems integrators and OEMs.

     Products sold in Europe, Asia Pacific, Africa and Latin America are handled by the Company's San Jose, California office through distributors, OEMs and international representatives.

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

    TeleVideo, through its headquarters' marketing and supporting staff, plans to continue to work closely with its distributors, mass merchants, retail stores, value-added VARs, systems integrators and original OEMs. TeleVideo marketing staff also provide the customers with training, sales and promotional materials, cooperative advertising programs, trade show participation and sales leads. The marketing organization also lead the product marketing role giving direction to product management, direction and competitive positioning. The Company spent approximately 6.6%, 2.4% and 4.6% of its revenues on advertising in fiscal 1997, 1996 and 1995, respectively.

     TeleVideo's customers typically purchase the Company's products on an as-needed basis. Therefore, the Company will continue to manufacture its products based on sales forecasts and upon customer orders. As a result of this strategy, the Company believes that backlog is not material to its business taken as a whole. The Company's order backlog as of October 31, 1997 was approximately $1.4 million, as compared with approximately $2.8 million at October 31, 1996, and approximately $3.0 million at October 31, 1995. TeleVideo's order backlog includes orders with a specified delivery schedule within twelve months. Because of the possibility of customer changes in delivery schedules or cancellation of orders, which is not uncommon in the computer industry, the Company's backlog as of any particular date may not be indicative of actual net sales for any succeeding period.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     TeleVideo's largest customer accounted for approximately 16.6% ($3.3 million) of net sales in fiscal 1997. Another customer accounted for 16% ($3.2 million) of net sales in fiscal 1997. The Company believes that loss of either or both of these customers could have a material adverse effect on the net sales of the Company.

     TeleVideo's product sales are primarily made for cash, due net 30, 45 or 60 days, or in the case of some foreign sales, payment by letter of credit is required.

INTERNATIONAL SALES

     International sales of TeleVideo's products constituted approximately $2.7 million (13.7%) of net sales for fiscal 1997, approximately $3.41 million (15.8%) of net sales for fiscal 1996 and approximately $4.13 million (24%) of net sales for fiscal 1995.

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

     In February 1993, the Company loaned the Three H joint venture $1.0 million as working capital for the purpose of conducting short term commodities trading. The loan was unsecured and bears interest at 20% per annum. In fiscal 1994, a total amount of $800,000 was repaid to the Company. The remaining balance of $200,000 was received in fiscal 1996.

     INTERTERMINAL

     In April 1994, the Company acquired a 51% ownership of the "InterTerminal" joint venture in exchange for a $5,100 cash investment and a commitment to fund a $3.65 million loan, at a 20% interest rate, interest free for one year, to the venture. The main purpose of the joint venture was the construction of a truck terminal (approximately 100,000 square feet) approximately 25 miles outside of Moscow, and the construction was complete in early 1995. TeleVideo sold its 51% ownership in May 1995. The $3.65 million loan was repaid to the Company in fiscal 1995. An additional amount of $1,369,500 was received and recognized as a gain in fiscal 1996.

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

     In October 1997, the Company received $250,000 from the sale of TeleVideo-RUS. The Company recognized a $100,000 profit during fiscal 1997.

     RISKS OF OPERATIONS IN THE COMMONWEALTH OF INDEPENDENT STATES

     There are a number of risks involved in TeleVideo's participation in foreign joint ventures located in the Commonwealth of Independent States. These risks include the ability to execute and enforce the agreements, the future regulations governing the repatriation of funds, the political and economic instability and the dependence on future events which can influence the success or failure of the ventures and, thus, may affect the recoverability of the amounts invested by TeleVideo. Management of the Company is aware of the attendant risks relating to these ventures and continually monitors the conditions in the CIS and the activities of the joint ventures. Management further believes the investments to be secure and thus no reserves were required as of October 31, 1997. However, there can be no assurance that conditions in the CIS will not deteriorate and place the Company's investments in jeopardy.

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

     TLK, INC.

     In November 1996, the Company invested $150,000 in exchange for a 20% ownership in TLK, Inc. for the China Power Plant projects in Lin Zhang, Quin Yuan and Henan Provinces in China. The Company expects to have a return on investment within the next twelve months. However, there can be no assurance that this will materialize.

     KORAM, INC.

     On March 3, 1997, the Company deposited $224,820 in escrow in Korea, which amount is to be used to purchase a 50% interest in a restaurant venture in Seoul, Korea. The amount deposited has been written down to $109,820 due to the devaluation of the Korean won.

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

PRODUCTION

     The Company subcontracts all of the manufacture of its terminal, monitor and multimedia products to manufacturers in Japan, Taiwan, The People's Republic of China and South Korea. TeleVideo does not have any long term contracts with its overseas manufacturers. The testing, inspection and some minor assembly work are done at its California headquarters. The Company believes its current manufacturing facilities in California will continue to be adequate for its purposes for the foreseeable future.

     Although for the most part, the Company generally uses standard parts and components for its products, certain components are presently available and secured only from a single source. The Company's largest suppliers accounted for approximately 25.1% (approximately $3.9 million), 18.8% (approximately $2.9 million), 7.9% (approximately $1.2 million) and 4.6% (approximately $0.7 million), respectively, of net purchases in fiscal 1997. Loss of one of these suppliers might have an adverse effect on the product supply of the Company. The Company believes, however, that in most cases, alternative sources of supply could be arranged as and when needed by the Company. To date, TeleVideo has not experienced any material difficulties or delays in production of its monitor, terminal and multimedia products.

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

GOVERNMENT REGULATIONS

     Most of the Company's products are subject to regulations adopted by the Federal Communications Commission ("FCC"), which establishes radio frequency emanation standards for computing equipment. TeleVideo believes that all of the Company's products that are subject to such regulations comply with these regulations. Although there can be no assurance, the Company has no reason to believe that new products will not also be approved. Failure to comply with the FCC specifications could preclude the Company from selling non-complying systems in the United States until appropriate modifications are made. To date, the Company has not encountered any FCC compliance problems.

EMPLOYEES

     As of January 26, 1998, the Company's full-time employees totaled 47, a decrease of approximately 19% of the total number of employees (58) reported at the end of fiscal 1996. Of the total number of employees, 23 are engaged in product research, engineering, development and manufacturing; 14 in
marketing and sales; and 10 in general management and administration.   The
decrease in the number of employees from the 1996 fiscal year end was the result of the reorganization of the sales and marketing departments for the multimedia products. As a result, a higher sales volume was achieved with a smaller work force. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel.

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

     The Company leases a domestic sales office in Hoffman Estates, Illinois. The lease is on a monthly basis with a monthly rental rate of $716.23. Management believes that the Company would be able to secure extension to the lease if such extension is deemed necessary in the future. In May 1997, the Company open an eastern regional sales office in Morristown, NJ. The office is currently located at the residence of the employee until such time that an appropriate site is located. During fiscal 1997, the Company closed its domestic sales office in Newport Beach, California.

ITEM 3.   LEGAL AND OTHER PROCEEDINGS

     TAX AUDITS

     On July 14, 1977, the State of Massachusetts issued a certificate of withdrawal to do business in the state to the Company. Consequently, $250,000 was removed from deferred taxes and was recognized as other income. The only issue pending is the California Franchise Tax exposure resulting from the previous Federal Income Tax audits. The Company believes that a resolution of this audit could occur in fiscal 1998 and its maximum exposure will not exceed $350,000. The Company has accrued this full amount at October 31, 1997.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                      PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

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


     FISCAL 1996:              High        Low
                              -------   --------
          First Quarter       $0.7500   $ 0.6563
          Second Quarter       0.6250     0.5000
          Third Quarter        0.5000     0.4688
          Fourth Quarter       0.4375    0.40631

     FISCAL 1997:

          First Quarter       $0.5625   $0.3438
          Second Quarter       0.4375    0.2188
          Third Quarter        0.4688    0.2813
          Fourth Quarter       1.0313    0.3125


     There were 2,645 holders of record of the Company's Common Stock at February 9, 1998.

     On February 9, 1998, the closing price of the Company's Common Stock in the over-the-counter market, as reported on the Nasdaq National Market, was $0.78125 per share. The Company expects to effect a 4-for-1 reverse stock split of its outstanding common stock during February 1998 in order to meet the Nasdaq National Market maintenance criteria. Stock prices after the effective date of the reverse split will reflect the reverse stock split.

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company presently intends to retain any earnings for use in its business.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data reflects the continuing operations of TeleVideo. The data below has been derived from the Company's audited consolidated financial statements for the fiscal years presented and should be read in conjunction with such audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein.


                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Year Ended October 31,
                                                 -----------------------------------------------------------------------
                                                    1997           1996           1995           1994           1993
                                                 -----------    -----------     ----------     --------      -----------
   STATEMENT OF OPERATIONS DATA:

   Net sales                                     $19,884        $21,576         $16,914        $13,232       $15,251
      Income (loss) from continuing
         operations                               (3,294)(4)     (2,917)(3)         415(2)        (907)       (9,618)(1)

   Net income (loss)                              (3,294)(4)     (2,917)(3)         415(2)        (907)       (9,618)(1)
      Income (loss) from continuing
         operations (per share)                    (0.07)         (0.06)           0.01          (0.02)        (0.22)
      Net income (loss) (per share)                (0.07)         (0.06)           0.01          (0.02)        (0.22)

   BALANCE SHEET DATA:

   Cash and cash equivalents                     $ 3,604        $ 4,496          $5,145        $ 2,131       $ 3,148
   Working capital                                 9,207         15,239          13,035          7,246         8,479
   Total assets                                   17,918         23,090          24,600         26,045        26,479
   Stockholders' equity                           15,287         18,544          21,345         20,832        21,738


   See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements for a discussion of operating results, liquidity needs and acquisitions and dispositions during the periods.

      (1) Including a charge of $9,531,000 to write down the cost of property to estimated fair market value.

      (2)   Includes net gains (loss) from the following (in thousands):

            (A)   Sale of building                                     $1,350
            (B)   Disposition of Russian joint venture interest         1,910
            (C)   Sale of interest in Kabil Electronics                 1,422
            (D)   Disposal of SMS product line                           (346)
                                                                       ------
                                                                       $4,336
                                                                       ------
                                                                       ------

      (3) Includes net gain from the sale of InterTerminal joint venture interest of $1,370,000.

      (4) Includes net gains (loss) from the following (in thousands):

            (A)   Loss from investment in APT venture                 $  (623)
            (B)   Gain from Russian investment                            100
            (C)   Gain from tax settlement                                250
            (D)   Korean currency valuation adjustment                   (115)
                                                                      -------
                                                                      $  (388)
                                                                      -------
                                                                      -------

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

GENERAL

   The Company completely phased-out its personal computer product line in fiscal year 1993 and focused its resources on the terminal and multimedia product lines. In November 1996, the Company announced its entry into the computer monitors market. Efforts continued to expand in the development of new multimedia products and upgrade kits in fiscal 1996. Results in fiscal 1997 were additionally impacted by a continued shift in product mix, with the Company's multimedia and terminal products contributing approximately 72% of the total sales.

   The Company has reduced its marketing and sales force from 21 employees at October 31, 1996 to 15 employees at October 31, 1997, primarily the result of its continuing effort to reduce operating costs and to improve operating efficiency. In order to lower the production costs, the Company has continued to negotiate with its suppliers and has also shifted its production process from in-house to overseas manufacturing.

RESULTS OF OPERATIONS

   FISCAL 1997 COMPARED TO FISCAL 1996

   Net sales for fiscal year 1997 were approximately $19.88 million, a decrease of approximately 7.8% from approximately $21.58 million in net sales reported in fiscal 1996. The decrease in net sales in fiscal 1997 was mainly due to the decrease in the sale of multimedia products from approximately $10.35 million in 1996 to approximately $6.5 million in 1997, a decrease of $3.85 million or 37.2%. However, the launching of computer monitor products starting in November 1996 offset the decrease in multimedia sales. Computer monitor sales for fiscal 1997 were approximately $3.55 million or 17.9% of net sales.

   Cost of sales decreased from approximately $20.63 million in fiscal 1996 to approximately $17.79 million in fiscal 1997, resulting in a decrease in the percentage of sales from approximately 95.6% to 89.4% during the same period. The percentage decrease in cost of sales and the corresponding increase in gross margin in fiscal 1997 (an increase from approximately 4.4% to 10.6%) were primarily the results of lower multimedia sales which historically has a lower profit margin.

   Inventory reserves were decreased by approximately $140,000 for fiscal 1997. The Company reduced the reserve during the year by $519,000 reflecting reductions in ending reserved inventory and increased the reserve by $379,000 reflecting additional charges to cost of goods sold for obsolete and slow moving inventory.

   Manufacturing expenses increased from $1,150,000 in fiscal 1996 to $1,263,000 in fiscal 1997, an increase of $113,000 or 9.8%. The increase was mainly due to the increase in depreciation of production equipment and outside consulting.

   Marketing expenses increased as a percentage of sales in fiscal 1997 from approximately 11.3% in fiscal 1996 to 15.1% in fiscal 1997, while actual expenses also increased from $2.4 million in fiscal 1996 to $3.0 million in 1997, a 23.3% increase. The increase in marketing expenses was due primarily to the increase in advertising expenses incurred in connection with the launching of high-end PC and Mac compatible monitor introduced in fiscal 1997 and an increase in outside consulting. These increases were offset by reductions in other expense categories.

   Research and development expenses decreased as a percentage of sales from approximately 5.1% in fiscal 1996 to 3.8% in fiscal 1997, while actual research and development expenses also decreased from $1.1 million in fiscal 1996 to $0.8 million in fiscal 1997, a 30.5% decrease. The decrease in actual expenses was due mainly to the further reduction in employee headcount from 7 in fiscal 1996 to 5 in fiscal 1997.

   General and administrative expenses decreased as a percentage of sales from approximately 9.6% in fiscal 1996 to approximately 7.8% in fiscal 1997, while actual expenses also decreased from $2.1 million in fiscal 1996 compared to $1.55 million in fiscal 1997, a 26% decrease. The decrease was due primarily to the reduction in the provision for doubtful accounts from $760,000 in 1996 to $292,500 in 1997.

   The loss from operations reported in fiscal 1997 decreased approximately $1.4 million or approximately 30.7%, from $4.6 million in fiscal 1996 to $3.2 million in fiscal 1997. The decrease was due primarily to the decrease in cost of sales and to the decrease in operating expenses in research and development and general and administration, partially offset by the increase in sales and marketing due to the increase in advertising expense.

   The Company recognized a net gain from the sale of TeleVideo-RUS in the amount of $100,000 in fiscal 1997. A loss of $390,000 is also recognized representing 30% equity interest in Advanced Photonics Technology, Inc. and $115,000 due to currency devaluation of the Korean won in the Company investment with Koram.

   Interest income earned in fiscal 1997 decreased from $697,000 in fiscal 1996 to $410,000 in fiscal 1996, a 41.2% decrease compared to prior year. The decrease was primarily due to lower cash level in 1997 than in 1996.

   Net loss for fiscal year 1997 was approximately $3.3 million, compared with $2.9 million net loss for fiscal 1996. The loss in fiscal 1997 was a result of the various factors noted above.

   Net loss per share in fiscal 1997 was $0.07 based on 45,420,308 weighted average shares outstanding, compared to a net loss per share in fiscal 1996 of $0.06 based on 45,328,368 weighted average shares outstanding.

   No income tax expense or credit was provided for in fiscal 1997. The Company has approximately $89.9 million in federal net operating loss and credit carryovers and approximately $27.4 million in state net operating loss carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carry forwards since realization of any such benefit is not assured.

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

   Interest income earned in fiscal 1996 decreased from $810,000 in fiscal 1995 to $697,000 in fiscal 1996, a 14.0% decrease from the prior year. Such decrease was primarily due to the lower cash levels and the retirement of various notes receivable principally with respect to joint venture activities in the Commonwealth of Independent States.

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

   No income tax expense or credit was provided for in fiscal 1996. The Company has approximately $86 million in federal net operating loss and credit carryovers and approximately $26 million in state net operating loss carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carry forwards since realization of any such benefit is not assured.

   Inflation had no significant impact on the Company's business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled approximately $3.6 million at October 31, 1997, down $892,000 (approximately 19.8%) from fiscal 1996 year-end levels of $4.5 million. The decrease in the cash and cash equivalents resulted primarily from the net cash used in operating activities of $1,750,000 while partially offset by the net cash provided by investing activities of $820,000.

   Approximately $3.0 million in certificates of deposit were pledged as collateral for comparable amounts of stand-by and sight letters of credit under the letter of credit agreements as of the end of fiscal 1997. At October 31, 1997, the Company had approximately $1.1 million in outstanding letters of credit which were secured by the pledged deposits under this agreement.

   Net accounts receivable of $4.2 million at the end of fiscal 1997 were down approximately 4.6% from the 1996 year-end level of $4.39 million. Days sales outstanding in accounts receivable decreased from 89 days in fiscal 1996 to 72 days in fiscal 1997.

   Net inventories of approximately $2.92 million at the end of fiscal 1997 were down approximately 50% from the 1996 year-end level of $5.83 million.

   Working capital at the end of fiscal 1997 was approximately $9.2 million, down approximately 39.6% from the fiscal 1996 year-end level of approximately $15.2 million.

   At the current consumption rate, the Company's cash balance of approximately $3.6 million at October 31, 1997 (which includes $3.0 million pledged as security for stand-by and sight letters of credit) was anticipated to be adequate to fund the Company's fiscal 1998 operations at projected levels.

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

   The Company offers its products through various channels of distribution. Changes in the financial condition of, or in the Company's relationship with, its distributors could cause actual operating results to vary from those expected. Also, the Company's customers generally order products on an as-needed basis. Therefore, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. The Company anticipates that the rate of new orders will vary significantly from month to month. The Company's manufacturing plans and expenditure levels are based primarily on sales forecasts. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenditure and inventory levels could be disproportionately high and the Company's operating results for that quarter, and potentially future quarters, would be adversely affected.

   The market price of TeleVideo's common stock could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the computer technology industry, as well as general economic conditions and other factors external to the Company.

SUBSEQUENT EVENTS

   None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                                                      PAGE NO.
                                                                      IN 10-K
                                                                      --------
Report of Independent Certified Public Accountants...................    20

Consolidated Balance Sheets - October 31, 1997 and 1996..............    21

Consolidated Statements of Operations for the Years Ended
October 31, 1997, 1996 and 1995......................................    22

Consolidated Statement of Stockholders' Equity for the Years
Ended October 31, 1997, 1996 and 1995................................    23

Consolidated Statements of Cash Flows for the Years Ended
October 31, 1997, 1996 and 1995......................................    24

Notes to Consolidated Financial Statements...........................    25

                 (Remainder of page left blank intentionally)

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
TeleVideo, Inc.

We have audited the accompanying consolidated balance sheets of TeleVideo, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleVideo, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

/s/ GRANT THORNTON LLP
-------------------------
    Grant Thornton LLP

San Jose, California
February 3, 1998

                                  TELEVIDEO, INC.

                            CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          October 31,
                                                                     ----------------------
                                                                       1997          1996
                                                                     --------      --------
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (including restricted cash of
      $3,000 in 1997 and $2,500 in 1996)                            $ 3,604        $ 4,496
   Accounts receivable, less allowance of $438 in
      1997 and $891 in 1996                                           4,191          4,394
   Inventories                                                        2,923          5,834
   Prepayments and other                                                220             62
   Loan receivable from major customer                                  900             --
   Note receivable from sale of building                                 --          5,000
                                                                     ------         ------
      Total current assets                                           11,838         19,786
                                                                     ------         ------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                 890            890
   Building                                                           1,035          1,035
   Production equipment                                                 524          1,263
   Office furniture and equipment                                     1,140          1,753
   Building improvements                                              1,105          1,105
                                                                     ------         ------
                                                                      4,694          6,046
   Less accumulated depreciation and amortization                     1,934          2,968
                                                                     ------         ------
            Property, plant and equipment, net                        2,760          3,078

Long term receivable from major customer                                608             --

INVESTMENTS IN AFFILIATES                                             2,712            226
                                                                     ------         ------

            Total assets                                            $17,918        $23,090
                                                                     ------         ------
                                                                     ------         ------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                 $ 1,539        $ 3,080
   Accrued liabilities                                                  730            855
   Income taxes                                                         361            611
                                                                     ------         ------
            Total current liabilities                                 2,630          4,546
                                                                     ------         ------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value;
      Authorized--75,000,000 shares
      Outstanding--45,500,370 shares in 1997 and 45,402,245
         shares in 1996                                                 455            454
   Additional paid-in capital                                        95,671         95,634
      Accumulated deficit                                           (80,838)       (77,544)
                                                                     ------         ------
            Total stockholders' equity                               15,288         18,544
                                                                     ------         ------
            Total liabilities and stockholders' equity              $17,918        $23,090
                                                                     ------         ------
                                                                     ------         ------

     The accompanying notes are an integral part of these financial statements.

                                  TELEVIDEO, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             Year Ended October 31,
                                                                    --------------------------------------
                                                                       1997          1996           1995
                                                                    ---------      --------       --------
NET SALES                                                           $19,884        $21,576        $16,914

COST OF SALES                                                        17,785         20,627         14,773
                                                                    -------        -------        -------

GROSS PROFIT                                                          2,099            949          2,141

OPERATING EXPENSES:
   Marketing                                                          2,995          2,428          3,185
   Research and development                                             762          1,097          1,821
   General and administration                                         1,557          2,062          1,876
                                                                    -------        -------        -------

            Total operating expenses                                  5,314          5,587          6,882
                                                                    -------        -------        -------

            Loss from operations                                     (3,215)        (4,638)        (4,741)

GAIN ON SALE OF BUILDING                                                 --             --          1,350

GAIN ON SALES OF INVESTMENTS IN
   UNCONSOLIDATED AFFILIATES                                             --          1,369          3,329

LOSS FROM SALE OF SMS PRODUCT LINE                                       --             --           (346)

EQUITY IN LOSS OF AFFILIATE                                            (638)           (33)            --

INTEREST AND OTHER INCOME, net                                          559            385            823
                                                                    -------        -------        -------

            Net income (loss)                                       $(3,294)       $(2,917)       $   415
                                                                    -------        -------        -------
                                                                    -------        -------        -------

Net income (loss) per share                                         $ (0.07)       $ (0.06)       $  0.01
                                                                    -------        -------        -------
                                                                    -------        -------        -------

Weighted average shares outstanding                                  45,420         45,328         44,878
                                                                    -------        -------        -------
                                                                    -------        -------        -------


     The accompanying notes are an integral part of these financial statements.

                                  TELEVIDEO, INC.

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (IN THOUSANDS)


                                  THREE YEARS ENDED
                                   OCTOBER 31, 1997


                                                  Common Stock      Additional                                 Total
                                              -------------------    Paid in      Other     (Accumulated  Stockholders'
                                               Shares     Amount     Capital    Adjustment    Deficit)        Equity
                                              --------   --------   ----------  ----------  ------------  -------------
Balance - October 31, 1994                     44,641     $ 446      $ 95,428     $  --      $ (75,042)      $ 20,832

  Unrealized loss from marketable securities       --        --            --       (39)            --            (39)

  Exercise of employee stock options              507         5           132        --             --            137

  Net income                                       --        --            --        --            415            415
                                               ------     -----      --------     -----      ---------       --------

Balance - October 31, 1995                     45,148       451        95,560       (39)       (74,627)        21,345

  Unrealized gain from marketable securities       --        --            --        39             --             39

  Exercise of employee stock options              254         3            74        --             --             77

  Net loss                                         --        --            --        --         (2,917)        (2,917)
                                               ------     -----      --------     -----      ---------       --------

Balance - October 31, 1996                     45,402       454        95,634        --        (77,544)        18,544

  Exercise of employee stock options               98         1            37        --             --             38

  Net loss                                         --        --            --        --         (3,294)        (3,294)
                                               ------     -----      --------     -----      ---------       --------

Balance - October 31, 1997                     45,500     $ 455      $ 95,671     $  --      $ (80,838)      $ 15,288
                                               ------     -----      --------     -----      ---------       --------
                                               ------     -----      --------     -----      ---------       --------

      The accompanying notes are an integral part of this financial statement.

                                  TELEVIDEO, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                                Year Ended October 31,
                                                                         --------------------------------------
                                                                           1997           1996           1995
                                                                         --------       --------       --------
INCREASE (DECREASE) IN CASH:
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                     $(3,294)       $(2,917)          $415
      Charges (credits) to operations not affecting cash:
         Provision for bad debts                                            (293)           410            383
         Provision for excess and obsolete inventories                      (379)            50            610
         Net loss (gain) on sales of property and investment                  12             44         (1,350)
         Loss on investment in unconsolidated affiliates                     738             --             --
         Depreciation and amortization                                       362            275            320
         Interest income accrued                                              --             --            (77)
         Accrued profit on sale of foreign investment                         --             --           (866)
         Loss on write off of foreign investments and loans                   --             95            403
         Income tax settlement                                              (250)            --             --
      Changes in operating assets and liabilities:
         Accounts receivable                                                (111)        (1,211)        (1,810)
         Inventories                                                       3,290           (149)          (588)
         Prepayment and other                                               (159)           274           (128)
         Accounts payable                                                 (1,540)         1,418            299
         Accrued liabilities                                                (126)          (126)          (257)
                                                                         --------       --------       --------
           Net cash used in operating activities                          (1,750)        (1,837)        (2,646)
                                                                         --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                (55)           (98)         3,286)
   Reduction (investment) in marketable securities                            --             35            (11)
   Loans to affiliate and other                                           (2,300)            --           (184)
   Reduction (increase) in investments in affiliates                      (3,225)          (205)           187
   Payments received on notes receivable from affiliate and other          6,400            513          3,321
   Proceeds from sales of property and investment                             --            866          5,496
                                                                         --------       --------       --------
           Net cash provided by investing activities                         820          1,111          5,523
                                                                         --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                     38             77            137
                                                                         --------       --------       --------
           Net cash provided by financing activities                          38             77            137
                                                                         --------       --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (892)          (649)         3,014

CASH AND CASH EQUIVALENTS AT THE BEGINNING
   OF THE YEAR                                                             4,496          5,145          2,131
                                                                         --------       --------       --------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                          $3,604         $4,496         $5,145
                                                                         --------       --------       --------
                                                                         --------       --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Income taxes                                                         $  --         $   --         $   --

     The accompanying notes are an integral part of these financial statements.

                                  TELEVIDEO, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          OCTOBER 31, 1997, 1996 AND 1995



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and certain of its majority owned subsidiaries, after elimination of inter-company accounts and transactions. The Company's investments in joint ventures in the Commonwealth of Independent States, some of which represent a majority interest in the joint venture, are not consolidated due to the lack of reliable financial information from the entity. Such investments are carried at cost. (See "Joint Ventures.")

     REVENUE RECOGNITION

     The Company recognizes revenue when products are shipped. The Company performs periodic evaluations of its customers' financial condition and generally, no collateral is required under normal sales terms. TeleVideo maintains a reserve for potential credit losses and adjusts the reserve periodically to reflect both actual and potential credit losses. Product warranties are based on the ongoing assessment of actual warranty expenses incurred. Reserves for product warranties were $169,000, $169,000 and $169,000 as of October 31, 1997, 1996 and 1995, respectively.

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

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $523,000 and $663,000 in 1997 and 1996, respectively:

                                                         OCTOBER 31,
                                                   --------------------
                                                      1997       1996
                                                   ---------   --------
               Purchased parts and subassemblies   $ 1,075     $ 4,040
               Work-in-process                         459         422
               Finished goods                        1,389       1,372
                                                   ---------   --------
                                                   $ 2,923     $ 5,834
                                                   ---------   --------
                                                   ---------   --------

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

     In February 1995, the Company further loaned AdMOS $384,000 at an interest rate of 10% per annum. Approximately $104,000 was repaid to the Company in August 1995. In November 1995, the Company received another $100,000 from AdMOS. The Company has fully reserved the unpaid balance of $184,000 plus accrued interest as of October 31, 1997.

     TLK, INC.

     On November, 1996, the Company invested $150,000 in exchange for a 20% ownership in TLK, Inc. for the China Power Plant projects in Lin Zhang, Quin Yuan and Henan Provinces in China. The Company expects to have a return on investment within the next twelve months. The investment is accounted for using the cost method.

     KORAM, INC.

     On March 3, 1997, the Company deposited $224,820 in escrow in Korea which amount is to be used to purchase a 50% ownership in a restaurant venture in Seoul, Korea. The amount deposited has been written down to $109,820 due to the devaluation of the Korean won.

     APPLIED PHOTONICS TECHNOLOGY, INC.

     On April 16, 1997, the Company entered into a Common Stock Purchase agreement with Applied Photonics Technology, Inc. (APT), a California corporation, whereby the Company purchased a 30 % interest in APT for $3.0 million.

     Founded in October 1996, APT is a developmental stage enterprise specializing in the development of electronics display technology. The anticipated market for APT's outdoor media display system include the high end of billboard and illuminated sign markets, sports stadiums and arenas, transportation terminals, volume retailers and malls, and safety/public information displays. APT has not recorded any sales to date. APT estimates its first sales to commence towards the end of fiscal 1998.

     The Company accounts for its investment in APT using the equity method of accounting. The excess of the cost of the investment over the book value of the 30% interest acquired totaled $2,054,366 and is being amortized to operations over a 5 year period. For the year ended October 31, 1997, the Company recorded a loss from this investment of $623,097 of which $233,079 represented amortization of the excess investment cost over book value. Condensed audited financial information of APT follows:

     Balance Sheet:

                                                               October 31, 1997
                                                               ----------------
          Current assets                                           $ 1,632
          Other assets                                                 669
                                                                   -------
                                                                   $ 2,301
                                                                   -------
                                                                   -------

          Liabilities                                              $   321
          Common stock                                               3,626
          Accumulated deficit                                       (1,646)
                                                                   -------
                                                                   $ 2,301
                                                                   -------
                                                                   -------

     Statement of operations

          Operating expenses                                       ($1,515)
          Interest income                                               37
                                                                   -------
          Net loss                                                 ($1,478)
                                                                   -------
                                                                   -------

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

     INTERTERMINAL

     In April 1994, the Company acquired a 51% ownership of the "InterTerminal" joint venture in exchange for a $5,100 cash investment and a commitment to fund a $3.65 million loan, 20% interest rate, interest free for one year, to the venture. The main purpose of the joint venture was the construction of a truck terminal (approximately 100,000 square feet) approximately 25 miles outside of Moscow, and the construction was completed in early 1995. TeleVideo sold its 51% ownership in May 1995.
     The $3.65 million loan was repaid to the Company in fiscal 1995. An additional $1,369,500 was received and recognized as a gain in fiscal 1996.

     TELEVIDEO-RUS

     In January 1996, TeleVideo set up a company called "TeleVideo-RUS" in the Commonwealth of Independent States with an initial investment of $150,000. The main purpose of this company is to act as a liaison between TeleVideo and the authorities in the CIS.

     In October 1997, the Company received $250,000 from the sale of Televideo-RUS. The Company recognized a $100,000 profit during fiscal 1997.

3.   LETTER OF CREDIT AGREEMENT:

     The Company has two letter of credit agreements with the banks whereby the banks will issue up to a total of $3.0 million of standby and sight letters of credit. These agreements are contingent upon the Company maintaining cash deposits at the banks as collateral in a total amount no less than the outstanding borrowings. At October 31, 1997, the Company had letters of credit outstanding of approximately $1.1 million which were secured by cash deposits of $3.0 million. These deposits earn interest at the rate of approximately 5.25% per annum.

4.   RELATED PARTY TRANSACTIONS:

     During 1997, 1996, and 1995 the Company has had transactions with its affiliates as follows (in thousands):

                                                1997    1996    1995
                                                ----    ----    ----
          Note receivable at October 31:
                AdMOS (1)                       $  4    $104    $104
                AdMOS (1)                        180     180     280
                Kabil                             --      --     866
                Three H Joint Venture             --      --     200
                InterTerminal                     --      --     213

          Interest receivable at October 31:
                AdMOS (1)                         68      65      55
                AdMOS (1)                         60      42      24
                Three H Joint Venture             --      --      62

           (1) Amounts are fully reserved.

5.   TRANSACTIONS WITH MAJOR CUSTOMER

     The Company has entered into the following transactions with one of its major customers, Applied Computer Technology, Inc., (ACT). Sales to ACT for the year ended October 31, 1997 aggregated approximately $3,308,000 or 16.6% of net sales.

     1) In June, 1997, the Company loaned ACT $2,300,000. Interest on the loan accrues at 2% per month. All interest income accrued on the loan is being deferred by the Company until the amounts are received. As of October 31, 1997, the loan principal balance was $900,000. The loan has since been paid down to $500,000. Management expects full repayment of principal and accrued interest in March, 1998.

     2) At October 31, 1997, ACT owed the Company approximately $2.1 million in trade receivables, which represented approximately 41% of net trade receivables. Subsequent to year end, the Company agreed to exchange $900,000 of outstanding trade receivables for $900,000 of Series A convertible preferred stock of ACT. The preferred shares are convertible into common stock at the option of the holder, based on the 5 day average closing bid price of ACT common stock prior to conversion, subject to a floor of $2.50 per share and a ceiling of $4.25 per share. ACT has the obligation to register the shares by filing a registration statement with the Securities and Exchange Commission and the preferred shares will be automatically converted once the registration statement becomes effective.

     The preferred shares were issued in December, 1997. As of October 31, 1997, the Company has reflected the $900,000 as a long term receivable and has further provided a reserve of $292,500 against the $900,000 to reflect the fair value of the preferred shares ultimately issued, taking into consideration the lack of liquidity of the securities.

     In summary, at October 31, 1997, the Company's balance sheet reflects net assets of $2,704,000 from ACT, $1,196,000 in trade receivables, $900,000 in current loans receivable and $608,000 in a net long term receivable subsequently converted into preferred stock.

6.   CAPITAL STOCK:

     PREFERRED STOCK

     The Company has authorized 3,000,000 shares of preferred stock. No preferred stock has been issued to date.

     STOCK OPTION PLANS

     The Company has three stock option plans, the 1991 ISO Plan ("1991 ISO Plan"), the 1981 ISO Plan ("1981 ISO Plan") and the 1981 Supplemental Plan (the Supplemental Plan) accounted for under the APB Opinion 25 and related interpretations. The 1991 ISO Plan provides for the granting of incentive and non-statutory options to employees including officers and directors who are employees for up to 4,000,000 shares. The options, which have a term of ten years when issued, vest over five years. The exercise price of each option equals to market price of the Company's stock on the date of grant. Both the 1981 ISO Plan and the Supplemental Plan expired in October 1991 and the exercise price for options granted under those plans was re-priced at $0.22 per share in November 1991, the market price of the Company's common stock at that date. Accordingly, no compensation cost has been recognized for any of the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below. Pro forma results for 1997 and 1996 may not be indicative of the pro forma results in the future periods because the pro forma amounts do not include pro forma compensation cost for options granted prior to November 1, 1995.


                                                         October 31,
                                                         -----------
                                                       1997       1996
                                                       ----       ----
         Net loss (in thousands)
           As reported                                 ($3,294)  ($2,917)
           Pro forma                                   ($3,394)  ($2,979)

         Loss per share
           As reported                                 ($0.07)   ($0.06)
           Pro forma                                   ($0.07)   ($0.06)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996 respectively: no expected dividends; weighted average risk-free interest rate of 6.69% and 6.05%; and expected lives of 10 years.

     A summary of the status of the Company's stock option plans as of October 31, 1997, and changes during the three years ending October 31, 1997 is presented below:

                                Options Outstanding
                                  October 31, 1997
                                  ----------------

                                        Outstanding                  Excercisable
                           -----------------------------------   ----------------------
                                         Wtd Avg.                Wtd Avg.      Wtd Avg.
         Range of          Number        Remaining    Exercise   Number        Exercise
         Exercise Prices   Outstanding   Cont. Life   Price      Exercisable   Price
         ---------------   -----------   ----------   --------   -----------   --------
         1991 ISO PLAN

         $0.22 - $0.33     256,000         7.02        $ 0.25      165,125      $0.25
         $0.38 - $0.50     296,250         7.73        $ 0.42      105,125      $0.42
         $0.56 - $0.72     155,500         8.20        $ 0.58       23,375      $0.68
         $0.88 - $1.03     137,000         7.47        $ 0.99       76,000      $0.98

         Totals            844,750         7.56        $ 0.49      369,625      $0.48
                           -------         ----        ------      -------      -----
                           -------         ----        ------      -------      -----

         1981 SUPPLEMENTAL PLAN

         $0.22             150,000         4.06        $ 0.22      150,000      $0.22

         1981 ISO PLAN

         $0.22               5,000         4.06        $ 0.22        5,000      $0.22

Summary of Changes:

1981 ISO PLAN

                                                               Weighted
                                                                Average
                                      Outstanding            Exercise Price
                                      -----------            --------------

   Balance, October 31, 1994            420,000                 $  0.22
     Granted                                 --                      --
     Exercised                         (379,125)                $  0.22
     Canceled                           (19,250)                $  0.22
                                       --------
   Balance at October 31, 1995           21,625                 $  0.22
     Granted                                 --                      --
     Exercised                           (9,000)                $  0.22
     Canceled                                --                      --
                                       --------
   Balance at October 31, 1996           12,625                 $  0.22
     Granted                                 --                      --
     Exercised                           (3,375)                $  0.22
     Canceled                            (4,250)                $  0.22
                                       --------
   Balance at October 31, 1997         $  5,000                 $  0.22
                                       --------

1981 SUPPLEMENTAL PLAN

                                                               Weighted
                                                               Average
                                      Outstanding              Exercise Price
                                      -----------              --------------
   Balance, October 31, 1994            205,000                 $  0.21
     Exercised                           (5,000)                $  0.19
     Canceled                           (50,000)                $  0.22
                                       --------
   Balance at October 31, 1995          150,000                 $  0.22
     Exercised                               --                      --
     Canceled                                --                      --
                                       --------
   Balance at October 31, 1996          150,000                 $  0.22
     Exercised                               --                      --
     Canceled                                --                      --
                                       --------
   Balance at October 31, 1997          150,000                 $  0.22
                                       --------

1991 ISO PLAN

                                                                        Weighted
                                                                        Average
                                     Available       Outstanding        Exercise Price
                                    ----------       -----------        --------------
   Balance, October 31, 1994         2,903,500        1,096,500         $  0.38
     Granted                        (1,823,500)       1,823,500         $  0.65
     Exercised                              --         (123,000)        $  0.44
     Terminated/Canceled               133,875         (133,875)        $  0.41
                                    ----------       -----------
   Balance at October 31, 1995       1,213,875        2,663,125         $  0.56
     Granted                          (829,000)         829,000         $  0.62
     Exercised                              --         (245,125)        $  0.31
     Terminated/Canceled             1,916,000       (1,916,000)        $  0.65
                                    ----------       -----------
   Balance at October 31, 1996       2,300,875        1,331,000         $  0.52
     Granted                           (49,000)          49,000         $  0.31
     Exercised                              --          (94,750)        $  0.39
     Terminated/Canceled               440,500         (440,500)        $  0.55
                                    ----------       -----------
   Balance at October 31, 1997       2,692,375          844,750         $  0.49
                                    ----------       -----------
                                    ----------       -----------


7.   INCOME TAXES:

     At October 31, 1997, the Company had tax loss carry forwards of approximately $89 million for federal income tax and approximately $27 million for state income tax reporting purposes, respectively. The net operating loss carry forwards expire through fiscal 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carry forwards to be used in any given year upon occurrence of certain events, including significant changes in ownership interests.

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

     No deferred tax asset or benefit was recorded at October 31, 1997, as all amounts have been fully reserved. The components are as follows: (in thousands). The valuation allowance decreased by $2,977 in fiscal 1997 and increased by $6,780 in fiscal 1996.

                                        1997           1996
                                      -------         -------
         Net operating loss          $ 31,844        $ 34,500
         Other                            829           1,150
                                     --------        --------
                                       32,673          35,650
         Less valuation allowance     (32,673)        (35,650)
                                     --------        --------

              Net benefit            $     --        $    --
                                     --------        --------
                                     --------        --------

     The following is a reconciliation of expected tax expense (benefit) to actual for each of the three years ended October 31 (in thousands):


                                                                1997           1996         1995
                                                              -------        -------        ----
     Book income (loss)                                       $(3,294)       $(2,917)       $415
                                                              -------        -------        ----

     Expected tax expense (benefit)                            (1,120)        (1,160)        167

     Adjustments to reconcile expected to actual
         expense (benefit):
              Effect of change in valuation allowance (net)     1,120          1,160        (167)
                                                              -------        -------        ----

         Actual tax expense (benefit)                         $    --        $    --        $ --
                                                              -------        -------        ----
                                                              -------        -------        ----

     The Company has been in various stages of federal and state income and sales tax audits for the past several years. The federal income tax audit for the taxable years of 1982 through 1985 were finalized in fiscal 1994. The total tax liability, plus interest and penalty, aggregated $1.53 million, and the total payment was made by the Company in November 1993. The California Sales and Use Tax audit for the period of April 1990 through June 1994 was also finalized. In fiscal 1995, tax payments including penalty and interest of approximately $270,000 were made, all of which had been accrued by the Company in prior years.

     As of October 31, 1997, the only issue pending is California Franchise
     Tax exposure resulting from the previous Federal Income Tax audits. The Company believes that a resolution of this audit could occur in fiscal 1998 and its maximum exposure will not exceed $350,000. The Company has accrued this full amount at October 31, 1997.


8.   LITIGATION AND OTHER:

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

9.   SEGMENT INFORMATION:

     The Company, which operates in a single industry segment, designs, produces and markets video display terminals, computer monitors and multimedia products designed for office and home automation both domestically and internationally. The Company had export sales primarily to Europe, Asia and Latin America of approximately $2.7 million, $3.4 million and $4.1 million during fiscal 1997, 1996, and 1995, respectively. For the fiscal year ended October 31, 1997, one customer accounted for 16.6% and another customer accounted for 16.1% of net sales. For the fiscal year ended October 31, 1996, one customer accounted for 10.2% and another customer accounted for 8.8% of net sales. For the fiscal year ended October 31, 1995, one customer accounted for 6.6% and another customer accounted for 6.0% of net sales.


10.  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS:

     The Company recorded the following significant adjustments in the fourth quarter of fiscal 1997: (in thousands)


                                                  Effect on Net Income
                                                   Increase (Decrease)
                                                  --------------------
         Reserve for obsolete inventory                $    (260)
         Loss from investment in subsidiary                 (623)
                                                       ---------
                                                       $    (883)
                                                       ---------
                                                       ---------

     The above adjustments affected the fourth quarter results of operations as follows: increased cost of goods sold by $260, increased loss in investments on unconsolidated subsidiaries by $623, for a total increase in net loss from operations of $883.


11.  NOTE RECEIVABLE:

     The $5.0 million note receivable from the sale of the Company's former headquarters was collateralized by a first deed of trust on the building. The interest was payable monthly at 9.5% per annum and the principal was paid in full on December 12, 1996.


12.  ACCRUED LIABILITIES:

     Accrued liabilities consist of the following at October 31: (In thousands)


                                                      1997            1996
                                                     -----           -----
         Employee compensation and benefits          $ 212           $ 288
         Warranty                                      169             169
         Legal reserve                                 200             200
         Accrued sales and use tax                       0              11
         Professional fees                              57              81
         Other                                          92             106
                                                     -----           -----
                                                     $ 730           $ 855
                                                     -----           -----
                                                     -----           -----

13.  VALUATION AND QUALIFYING ACCOUNTS:

     The Company's reserves for doubtful accounts and inventory obsolescence consist of the following:
     (In thousands)


                                                                             Charged
                                                             Balance at     (Credited)                 Balance at
                                                             Beginning      to Costs &                   End of
                                                             of Period        Expense     Deductions     Period
                                                             ----------     ----------    ----------   ----------
       YEAR ENDED OCTOBER 31, 1995
         Reserve for doubtful accounts                        $  530          $ 383        $ (72)(1)     $  841
         Reserve for inventory obsolescence                   $  762          $ 610        $(759)(2)     $  613

       YEAR ENDED OCTOBER 31, 1996:
         Reserve for doubtful accounts                        $  841          $ 760        $(321)(1)     $1,280
         Reserve for inventory obsolescence                   $  613          $ 918        $(868)(2)     $  663

       YEAR ENDED OCTOBER 31, 1997:
         Reserve for doubtful accounts                        $1,280          $ 292        $(529)(1)     $1,043
         Reserve for inventory obsolescence                   $  663          $ 379        $(519)(2)     $  523

       (1)  Deductions represent write-offs of fully reserved receivable.
       (2)  Reductions due to sales or scrap of fully reserved inventory.

14.  CHANGES IN ACCOUNTING POLICIES

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The adoption of SFAS 128 is not expected to have a material impact on the Company's previously reported loss per share.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


NONE.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and executive officers of the Company as of January 26, 1997, are as follows:


              Name          Age                    Title
         ---------------   ----  -----------------------------------------------
         K. Philip Hwang    61   Chairman of the Board and Chief Executive
                                 Officer
         Ken Ho Chong       56   Vice President and Chief Financial Officer
         Kristine Kim       33   Vice President of Sales
         Anthony Thia       31   Vice President of Marketing
         Robert E. Larson   59   Director
         Stephen S. Kahng   48   Director

     Dr. K. Philip Hwang is the founder of the Company and has been Chairman of the Board and Chief Executive Officer since October 1976. From August 8, 1990 to April 6, 1991, he served as the Acting Chief Financial Officer. Since 1992, Dr. Hwang has also served as Chairman of AdMOS (Advanced MOS Systems), an engineering firm specializing in ASIC chip design. ADMOS is a private corporation in which TeleVideo holds a 20% interest.

     Mr. Ken Ho Chong has more than 12 years of executive level experience at companies in a variety of industries. He was most recently president of Enviroflex, Inc., an engineering and manufacturing company in Anaheim, CA.
He previously was vice president and CFO of Binggrae Company Ltd., a publicly held $500 million food processing company based in Korea, and past president of Union Foods of Costa Mesa, CA.

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

     Mr. Anthony Thia joined TeleVideo as VP of Marketing in August 1996. Prior to coming to TeleVideo, Mr. Thia was the Director of Marketing at ASI (Asia Source Inc.), a national PC distributor headquartered in California, from 1994 to 1996. From 1990 to 1994, Mr. Thia was the Sales and Marketing Manager at ASI. Mr. Thia holds a B.S. in Computer Science from Iowa State University.

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

     The following items included in the Company's Definitive Proxy Statement dated February 17, 1997 to be used in connection with the Company's Annual Meeting of Stockholders to be held on March 24, 1997 are incorporated herein by reference:

                                                                    Pages in
                                                                 Proxy Statement
                                                                 ---------------
ITEM 11.  EXECUTIVE COMPENSATION                                           8

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                  5
          AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  10

             (The remainder of this page was left blank intentionally.)

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                                                 FOOTNOTE

     3.1  Restated Certificate of Incorporation of the Company...........(1)

     3.2  Bylaws of the Company..........................................(1)

    10.1  TeleVideo, Inc. 1991 Incentive Stock Option Plan...............(2)

    10.2  Form of Stock Option Agreement for TeleVideo, Inc.
          1991 Incentive Stock Option Plan...............................(2)

    10.3  Televideo, Inc. 1992 Outside Directors' Stock Option Plan......(2)

    10.4  Management Bonus Plan effective fiscal 1984....................(3)

    10.5  Form Distributor and Licensing Agreement.......................(2)

    10.6  Form Original Equipment Manufacturer Agreement.................(2)

    10.8  Three H Promissory Notes.......................................(4)

    10.9  InterTerminal Agreements and Promissory Notes..................(5)

    21.0  Subsidiaries

    23.1  Consent of Grant Thornton LLP, Independent Certified Public
          Accountants

    27.0  Financial Data Schedule
______________________________________

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

                                                 TELEVIDEO, INC.
                                        -------------------------------
                                                  (REGISTRANT)



DATE:  FEBRUARY 9, 1998            BY:       /s/ KEN HO CHONG
                                        -------------------------------
                                                KEN HO CHONG
                                            VICE PRESIDENT & CFO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


         SIGNATURE                   TITLE                     DATE
 ------------------------    ---------------------     --------------------

/s/  K. PHILIP HWANG     CHAIRMAN OF THE BOARD          FEBRUARY 9, 1998
----------------------   AND CHIEF EXECUTIVE
     K. Philip Hwang     OFFICER


/s/  KEN HO CHONG        VICE PRESIDENT AND CHIEF       FEBRUARY 9, 1998
----------------------   FINANCIAL OFFICER
     K. David Kim


/s/  KRISTINE KIM        VICE PRESIDENT OF SALES        FEBRUARY 9, 1998
----------------------
     Kristine Kim


/s/  ROBERT E. LARSON    DIRECTOR                       FEBRUARY 9, 1998
----------------------
     Robert E. Larson


/s/  STEPHEN S. KAHNG    DIRECTOR                       FEBRUARY 9, 1998
----------------------
     Stephen S. Kahng