Form 10-K/A
period 1997-10-31
TELEVIDEO SYSTEMS INC
filed 1998-02-27
CIK 353779

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

                               ---------------------


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


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


DOCUMENTS INCORPORATED BY REFERENCE: NONE


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


NONE.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The Directors and executive officers of the Company as of February 26, 1997, are as follows:



              Name          Age                    Title
         ---------------   ----  -----------------------------------------------
         K. Philip Hwang    61   Chairman of the Board and Chief Executive
                                 Officer
         Ken Ho Chong       56   Vice President and Chief Financial Officer
         Anthony Thia       31   Vice President of Marketing
         Robert E. Larson   59   Director
         Stephen S. Kahng   48   Director


     Dr. K. Philip Hwang is the founder of the Company and has been Chairman of the Board and Chief Executive Officer since October 1976. From August 1990 to April 1991, he served as the Acting Chief Financial Officer. Since 1992, Dr. Hwang has also served as Chairman of AdMOS (Advanced MOS Systems), an engineering firm specializing in ASIC chip design. ADMOS is a private corporation in which TeleVideo holds a 20% interest.

     Mr. Ken Ho Chong joined TeleVideo in January 1998 as Vice President and Chief Financial Officer. Mr. Chong has more than 12 years of executive level experience at companies in a variety of industries. He is immediate past president of Enviroflex, Inc., an engineering and manufacturing company in Anaheim, CA. He was vice president and CFO of Binggrae Company Ltd., a food processing company based in Korea from January 1994 to December 1996 and from April 1989 to December 1992 he was president of Union Foods of Costa Mesa, CA.

     Mr. Anthony Thia joined TeleVideo as VP of Marketing in August 1996. Prior to coming to TeleVideo, Mr. Thia was the Director of Marketing at ASI (Asia Source Inc.), a national PC distributor headquartered in California, from August 1994 to August 1996. From 1990 to 1994, Mr. Thia was the Sales and Marketing Manager at ASI. Mr. Thia holds a B.S. in Computer Science from Iowa State University.

     Dr. Robert E. Larson joined the Company as a member of the Board of Directors effective December 1989. Since September 1983, he has served as General Partner of Woodside Fund, a venture capital fund, and since September 1985, he has been a member of the Board of Directors of Skye Investment Advisers, a registered investment advisor firm. Since 1973, Dr. Larson has been a Consulting Professor in the Engineering-Economic Systems Department at Stanford University.

     Mr. Stephen S. Kahng joined the Company as a member of the Board of Directors effective November 1994. Since November 1993, Mr. Kahng has been the President and Chief Executive Officer of Power Computing Corporation, Austin, Texas, which manufactures Power PC-based workstations. From December 1991 to November 1993, he served as the President of Up To Date Technology, Inc. which is a system design consulting company to the personal computer industry.


     There are no family relationships among any of the Company's officers and directors.


COMMITTEES OF THE BOARD

     The Company's Audit Committee, consisting of Dr. Larson and Mr. Kahng met five times during fiscal 1997. This Committee reviews the independence of the Company's independent certified public accountants, recommends the engagement and discharge of independent accountants and reviews accounting policies, internal accounting controls and results of audit engagements. During fiscal 1997, neither the Board of Directors nor the Company's independent certified public accountants raised any issues with respect to matters that required formal review.

     The Company does not have any executive, compensation, nominating or other committees.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a class of the Company's equity securities registered under the Exchange Act, to file with the Commission reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of this information, including written representations that no other reports were required, the Company believes that during the fiscal year ended October 31, 1997, each of the Company's executive officers, directors and holders of ten percent or more of the Company's Common Stock timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act except that Kristine Kim, a Director and Executive during fiscal 1997, inadvertently failed to file her Form 3 and Form 4s for September 1997 and October 1997. She had no holding to report on Form 3. Her September 1997 Form 4, if filed, would have reflected two option exercises on a single day and seven sales of the shares she acquired, all on the same day. Her October 1997 Form 4, if filed, would have reflected one option exercise and two subsequent sales on a single day of such shares. All of these transactions were reported on a Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows executive compensation paid or accrued by the Company for services rendered to the Company or its subsidiaries in all capacities during the three fiscal years ended October 31, 1997, to the Company's Chief Executive Officer and each of the Company's other Executive Officers (the "Named Executive Officers") whose total annual salary and bonus exceeded $100,000 in the fiscal year ended October 31, 1997.

                                           ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                           -------------------                       ----------------------
                                                            OTHER ANNUAL                      OPTIONS/                     OTHER
                                                             COMPENSATION      RESTRICTED        SARS         LTIP         COMPEN-
 NAME AND PRINCIPAL POSITION        YEAR     SALARY($)           ($)             STOCK        (SHARES)      PAYOUTS       SATION
 ---------------------------        ----     ---------       ------------     ----------      --------      -------       ------
 K. Philip Hwang                    1997      140,000             0                0              0            0             0
   Chief Executive Officer          1996      140,000             0                0              0            0             0
                                    1995      140,000             0                0              0            0             0
 Kristine Kim                       1997      128,000             0                0              0            0             0
   Vice President of Sales          1996      124,000             0                0              0            0             0
                                    1995       71,000             0                0              0            0             0

     The Company has no employment agreements with any of its Executive
Officers.

OTHER COMPENSATION

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information with respect to options granted in the Last Fiscal Year to the Named Executive Officers.


                                INDIVIDUAL GRANTS
                                -----------------
                                             % OF TOTAL                                           POTENTIAL REALIZABLE VALUE
                           NUMBER OF           OPTIONS                                            AT ASSUMED ANNUAL RATES OF
                           SECURITIES         GRANTED TO                                         STOCK PRICE APPRECIATION FOR
                           UNDERLYING         EMPLOYEES        EXERCISE                                  OPTION TERM
                            OPTIONS           IN FISCAL         PRICE         EXPIRATION       -------------------------------
 NAME                       GRANTED              YEAR           ($/SH)            DATE            5% ($)             10% ($)
 ----                      -----------        ---------        --------       ----------        ----------         -----------
 K. Philip Hwang               -                  -                -              -                 -                    -
 Kristine Kim                  -                  -                -              -                 -                    -

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table provides information with respect to option exercises in the Last Fiscal Year by the Named Executive Officers and the value of their unexercised options at Fiscal Year End.

                                                                 NUMBER OF SECURITIES
                                                                      UNDERLYING
                                                                  UNEXERCISED OPTIONS                 VALUE OF UNEXERCISED
                            SHARES                                  AT FISCAL YEAR                  IN-THE-MONEY OPTIONS AT
                           ACQUIRED            VALUE                  END (#) (2)                 FISCAL YEAR END ($) (2) (3)
                              ON             REALIZED                 -----------                 --------------------------
 NAME                    EXERCISE (#)        ($) (1)           VESTED          UNVESTED           VESTED             UNVESTED
 ----                    ------------        --------          ------          --------           ------             --------
 K. Philip Hwang               -                 -                -                -                 -                   -
 Kristine Kim               70,000              .88            50,000           75,000             26,000              33,000
                            20,000              .91               -                -                 -                   -



(1)  Market value of the shares on date of exercise, less the exercise price.

(2) All options are immediately exercisable, but shares issued upon exercise are subject to vesting restrictions. Accordingly, there were no unexercisable options outstanding at fiscal year end.

(3) Value is based on fair market value of the Company's common stock of $0.84375 per share on October 31, 1997 (the last trading day of the last fiscal year), less the exercise price.


     LONG TERM INCENTIVE PLAN AWARDS: No long term incentive awards were made by the Company during fiscal 1997. Accordingly, a table setting forth such awards has not been included.


COMPENSATION OF DIRECTORS

     Directors who are employees of the Company are not separately compensated for their services as directors or as members of committees of the Board of Directors. During fiscal 1997, directors who were not employees of the Company received $500 for each board meeting attended and were reimbursed for reasonable travel and other expenses. No compensation is paid for attendance at meetings of committees of the Board of Directors.


EMPLOYEE BENEFIT PLANS

     TELEVIDEO, INC. 1991 INCENTIVE STOCK OPTION PLAN

     On November 12, 1991, the Board adopted the TeleVideo, Inc. 1991 Incentive Stock Option Plan (the "1991 ISO Plan"), which was approved by the stockholders of the Company at the 1992 Annual Meeting. This plan authorizes 4,000,000 shares of Common Stock for options to be granted to employees of the Company including officers. Options granted under the 1991 ISO Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code). Options are approved by the Board, which acts as the Plan Administrator. All options are granted at an exercise price at least equal to 100% of the fair market value on the date of grant (110% for persons who own at least 10% of the Company's outstanding Common Stock).

     CASH PROFIT SHARING PLAN

     Effective May 1984, the Board approved a Cash Profit Sharing Plan for employees (other than Executive Officers, Directors, and sales persons covered by the sales incentive plan) that provides for semi-annual cash payments to eligible employees who complete six months of service with the Company. The cash payment is determined by a formula based upon the Company's contribution of a percentage of the after-tax profits of the Company and the ratio that each eligible employee's compensation bears to the eligible compensation of all employees in the plan. For fiscal year 1997, no amount was paid under this plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of February 26, 1998: (i) all those known to the Company to be beneficial owners of more than five percent (5%) of its Common Stock; (ii) each Director and Director nominee of the Company; (iii) each person named in the Summary Compensation Table; and (iv) all Executive Officers and Directors of the Company as a group. The Company knows of no arrangements that will result in a change in control subsequent to the date hereof. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown, subject to community property laws, where applicable.

 DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS          BENEFICIAL OWNERSHIP
 ----------------------------------------------         ----------------------
                                                                       PERCENT
 NAME                                                     SHARES       OF TOTAL
 ----                                                     ------       --------
 K. Philip Hwang                                        28,214,092(1)  61.97%
 2345 Harris Way, San Jose, CA 95131

 Stephen Kahng                                              50,000(3)     (2)
 2555 North IH-35, Round Rock, TX 78664

 Kristine Kim                                              100,000(4)     (2)
 2345 Harris Way, San Jose, CA 95131

 Robert E. Larson                                          100,000(5)     (2)
 850 Woodside Drive, Woodside, CA 94062

 All present Executive Officers and Directors as a
 Group (8 persons)                                      28,804,092(6)   63.3%

------------
(1) Includes an aggregate of 303,934 shares held in trust for Dr. Hwang's children, 90,000 shares held of record by the Kyupin Philip and C. Gemma Hwang Foundation, and the 27,820,158 shares held of record by Dr. Hwang and his spouse.

(2)  Represents less than one percent (1%).

(3) Includes 50,000 shares Mr. Kahng may acquire within 60 days of the date of this table pursuant to the exercise of stock options.

(4) Includes 100,000 shares Ms. Kim may acquire within 60 days of the date of this table pursuant to the exercise of stock options.

(5) Includes 150,000 shares Dr. Larson may acquire within 60 days of the date of this table pursuant to the exercise of stock options.

(6) Includes (i) 175,000 shares of Common Stock certain officers (not named in the table) may acquire within 60 days of the date of this table pursuant to the exercise of stock options, and (ii) the shares of Common Stock referred to in notes 1 to 5.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the two fiscal years ended October 31, 1997, there were no Company transactions exceeding $60,000 in which any Director or Executive Officer, Director nominee, principal stockholder or member of any such person's immediate family had a direct or indirect material interest. Similarly, there are no such proposed transactions pending.

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

                                                 TELEVIDEO, INC.
                                        -------------------------------
                                                  (REGISTRANT)




DATE:  FEBRUARY 27, 1998           BY:       /s/ KEN HO CHONG
                                        -------------------------------
                                                KEN HO CHONG
                                            VICE PRESIDENT & CFO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



         SIGNATURE                   TITLE                     DATE
 ------------------------    ---------------------     --------------------


/s/  K. PHILIP HWANG     CHAIRMAN OF THE BOARD          FEBRUARY 27, 1998
----------------------   AND CHIEF EXECUTIVE
     K. Philip Hwang     OFFICER (Principal
                         Executive Officer)


/s/  KEN HO CHONG        VICE PRESIDENT AND CHIEF       FEBRUARY 27, 1998
----------------------   FINANCIAL OFFICER (Principal
     Ken Ho Chong        Financial and Accounting
                         Officer)


/s/  ROBERT E. LARSON    DIRECTOR                       FEBRUARY 27, 1998
----------------------
     Robert E. Larson


/s/  STEPHEN S. KAHNG    DIRECTOR                       FEBRUARY 27, 1998
----------------------
     Stephen S. Kahng