Form 10-Q
period 1998-01-31
TELEVIDEO SYSTEMS INC
filed 1998-03-17
CIK 353779

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

                                     ---------

                                     FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:  JANUARY 31, 1998

                                         OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________

                      COMMISSION FILE NUMBER:  0-11552

                               TELEVIDEO, INC.
            -----------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                               94-2383795
       -------------------------------              -------------------
       (STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                 2345 HARRIS WAY, SAN JOSE, CALIFORNIA  95131
                 --------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (408) 954-8333

                                     ---------

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

THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF MARCH 12, 1998 IS: 45,547,970.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Prospectus and the Company's Quarterly Report on Form 10-Q for the first quarter ended January 31, 1998, which is incorporated by reference herein, include certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Prospectus that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                              TELEVIDEO, INC.
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1998 AND 1997 QUARTERLY DATA

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

     It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended October 31, 1997.

     The results of operations for the three-month period ended January 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1998.

                                   TELEVIDEO, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           Jan. 31,    Oct. 31,
                             ASSETS                          1998       1997
                                                           --------   --------
CURRENT ASSETS:
   Cash and cash equivalents                               $  2,306   $  3,604
   Accounts receivable, less allowance of
    $696 in 1998 and $971 in 1997                             4,967      4,191
   Inventories                                                4,202      2,923
   Prepayments and other                                         97        220
   Loan receivable from major customer                          669        900
                                                           --------   --------
          Total current assets                               12,241     11,838
                                                           --------   --------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                         890        890
   Building                                                   1,035      1,035
   Production equipment                                         529        524
   Office furniture and equipment                             1,141      1,140
   Building improvements                                      1,105      1,105
                                                           --------   --------
                                                              4,700      4,694
   Less accumulated depreciation and amortization             2,006      1,934
                                                           --------   --------
          Property, plant and equipment, net                  2,694      2,760
Long term receivable from major customer                        608        608

INVESTMENTS IN AFFILIATES                                     2,610      2,712
                                                           --------   --------
          Total assets                                     $ 18,153   $ 17,918
                                                           --------   --------
                                                           --------   --------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                        $  2,534   $  1,539
   Accrued liabilities                                          717        730
   Income taxes                                                 361        361
                                                           --------   --------
          Total current liabilities                           3,612      2,630
                                                           --------   --------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value;
     Authorized--75,000,000 shares
     Outstanding--45,547,970 shares in 1998
       and 45,404,745 shares in 1997                            455        455
   Additional paid-in capital                                95,687     95,671
   Accumulated deficit                                      (81,601)   (80,838)
                                                           --------   --------
          Total stockholders' equity                         14,541     15,288
                                                           --------   --------

          Total liabilities and stockholders' equity       $ 18,153   $ 17,918
                                                           --------   --------
                                                           --------   --------

   The accompanying notes are an integral part of these financial statements.

                               TELEVIDEO, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND JANUARY 31, 1997
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1998       1997
                                                            -------    -------
NET SALES                                                   $ 4,539    $ 4,463

COST OF SALES                                                 4,073      3,858
                                                            -------    -------

GROSS PROFIT                                                    466        605

OPERATING EXPENSES:
   Sales and Marketing                                          782        774
   Research and development                                     134        186
   General and administration                                   346        292
                                                            -------    -------

          Total operating expenses                            1,262      1,252
                                                            -------    -------

          Loss from operations                                 (796)      (647)

INTEREST INCOME, net                                             30        155

OTHER INCOME, net                                                 4        (21)
                                                            -------    -------

          Net loss                                          $  (762)   $  (513)
                                                            -------    -------
                                                            -------    -------

Net loss per share                                          $ (0.02)   $ (0.01)
                                                            -------    -------
                                                            -------    -------

Average shares outstanding                                   45,530     45,405
                                                            -------    -------
                                                            -------    -------


  The accompanying notes are an integral part of these financial statements.

                                TELEVIDEO, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND JANUARY 31, 1997
                                (IN THOUSANDS)

                                                                   1998         1997
                                                                 --------     --------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                               $ (762)     $  (513)
    Charges (credits) to operations not affecting cash:
      Depreciation and amortization                                   71           85
      Provision for bad debts                                        (34)           -
      Provision for excess and obsolete inventories                  130            -

    Changes in operating assets and liabilities:
      Accounts receivable                                           (742)       1,071
      Inventories                                                 (1,409)       1,651
      Prepayments and other                                          354        4,899
      Accounts payable                                               993       (2,550)
      Accrued liabilities and royalties                              (12)           9
                                                                 -------      -------
          Net cash provided by (used in) operating activities     (1,411)       4,652
                                                                 -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net retirements of (additions to) property, plant and equipment     (6)          36
  Investments in affiliate                                           103         (150)
                                                                 -------      -------
        Net cash provided by (used in) investing activities           97         (114)
                                                                 -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                              16            1
                                                                 -------      -------
        Net cash provided by financing activities                     16            1
                                                                 -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,298)       4,539

CASH AND CASH EQUIVALENTS AT THE BEGINNING
 OF THE YEAR                                                       3,604        4,496
                                                                 -------      -------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                 $ 2,306      $ 9,035
                                                                 -------      -------
                                                                 -------      -------


     The accompanying notes are an integral part of these financial statements.

                                  TELEVIDEO, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JANUARY 31, 1998



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION

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

    INVENTORIES

    Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $653,000 and $523,000 in 1998 and 1997, respectively:


                                                   Jan. 31,   Oct. 31,
                                                     1998       1997
                                                   --------   --------
        Purchased parts and subassemblies           $2,215     $1,075
        Work-in-process                                388        459
        Finished goods                               1,599      1,389
                                                    ------     ------
                                                    $4,202     $2,923
                                                    ------     ------
                                                    ------     ------

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

    In fiscal 1991 and 1992, the Company loaned AdMOS a total of $470,000, which has been partially repaid. The outstanding balance at January 31, 1998 was $4,000. The repayment of a portion of this loan is personally guaranteed by the President and controlling shareholders of AdMOS. Due to the economic difficulties AdMOS is currently experiencing, the principal and interest balances due on this note have been fully reserved.

    In February 1995, the Company further loaned AdMOS $384,000 at an interest rate of 10% per annum. Approximately $104,000 was repaid to the Company in August 1995. In November 1995, the Company received another $100,000 from AdMOS. The Company has fully reserved the unpaid balance of $184,000 plus accrued interest as of January 31, 1998.

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

    APPLIED PHOTONICS TECHNOLOGY, INC.

    On April 16, 1997, the Company entered into a Common Stock Purchase agreement with Applied Photonics Technology, Inc. (APT), a California corporation, whereby the Company purchased a 30% interest in APT for $3.0 million.

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

    In October 1997, the Company received $250,000 from the sale of Televideo-RUS. The Company recognized a $100,000 profit during fiscal 1997.

          At the indicated dates the Company had the following investments in affiliates and joint ventures: (in thousands)

                                                     Jan. 31,       Oct. 31,
                                                       1998           1997
                                                     --------       --------
               TLK, Inc.                              $  150         $  150
               Three H                                    76             76
               Koram                                     110            110
               Applied Photonics Technology            2,274          2,377
                                                      ------         ------
                                                      $2,610         $2,713
                                                      ------         ------
                                                      ------         ------

3.  LETTER OF CREDIT AGREEMENT:

    The Company has a $3.0 million line of credit agreements with the banks. The agreements are secured by $2.0 million in time deposit and $1.0 million in accounts receivable which altogether can be used for standby
    and sight letter of credits and for operating loans.   At January 31,
    1998, the Company had letters of credit outstanding of approximately
    $994,000.

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

    As of January 31, 1998, the only issue pending is California Franchise Tax exposure resulting from the previous Federal Income Tax audits. The Company believes that a resolution of this audit could occur in fiscal 1998 and its maximum exposure will not exceed $350,000. The Company has accrued this full amount as of January 31, 1998.

5.  LITIGATION AND OTHER:

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

6.  RELATED PARTY TRANSACTIONS:

    During 1998 and 1997 the Company has had transactions with its affiliates as follows (in thousands):

                                                Jan. 31,       Oct. 31,
                                                  1998           1997
                                                --------       --------
          Note receivable:
               AdMOS (1)                          $  4           $  4
               AdMOS (1)                           180            180

          Interest receivable:
               AdMOS (1)                            68             68
               AdMOS (1)                            64             60

          (1)  Amounts are fully reserved.

7.  TRANSACTIONS WITH MAJOR CUSTOMER

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

    The preferred shares were issued in December 1997. As of January 31, 1998, the Company has reflected the $900,000 as a long term receivable and has further provided a reserve of $292,500 against the $900,000 to reflect the fair value of the preferred shares ultimately issued, taking into consideration the lack of liquidity of the securities.

    In summary, at October 31, 1997, the Company's balance sheet reflects net assets of $2,704,000 from ACT, $1,196,000 in trade receivables, $900,000 in current loans receivable and $608,000 in a net long term receivable subsequently converted into preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Net sales for the first quarter of fiscal 1998 were approximately $4.54 million, an increase of approximately 1.7% from the approximately $4.46
million in net sales reported in the first quarter of fiscal 1997.   The
increase in net sales was mainly due to the increase in sales of the monitor products, which was introduced in the first quarter 1997 to $1.3 million in the first quarter of fiscal 1998, offset by a decrease in multimedia sales from $2.2 million in the first quarter of fiscal 1997 to $1.3 million in the first quarter of fiscal 1998. Net sales of terminals and other products were quite steady which remained at the $2.2 million level.

     Cost of sales increased from $3.86 million in the first quarter of fiscal 1997 to $4.07 million in the first quarter of fiscal 1998, an increase of $215,000 or 5.6%.

     Sales and marketing expenses decreased as a percentage of sales from approximately 17.4% in the first quarter of fiscal 1997 to 17.2% in the first quarter of fiscal 1998, while actual expenses increased from $774,000 in the first quarter of fiscal 1997 to $782,000 in the first quarter of fiscal 1998, an increase of more than 1% from the prior year.

     Research and development expenses decreased as a percentage of sales from approximately 4.2% in the first quarter of fiscal 1997 to 3.0% in the first quarter of fiscal 1998, while actual expenses decreased from $186,000 to 134,000 during the same period in 1998, a decrease of 27.7%.

     General and administrative expenses increased as a percentage of sales from approximately 6.5% in the first quarter of fiscal 1997 to 7.6% in the first quarter of fiscal 1998, while actual expenses increased from $292,000 in the first quarter of fiscal 1997 to $346,000 during the same period in 1998, or 18.6%.

     The loss from operations increased from $647,000 in the first quarter of fiscal 1997 to $796,000 in the first quarter of fiscal 1998, a $135,000 increase or 23.2%.

     Interest income earned decreased from $155,000 in the first quarter of fiscal 1997 to $30,000 in the first quarter of fiscal 1998, a 80.6% decrease compared to the same period last year.

     Net loss for the first quarter of fiscal 1998 was approximately $762,000, compared with a net loss of $513,000 in the first quarter of fiscal 1997, a 48.5% increase.

     As a result of the foregoing, net loss per share in the first quarter of fiscal 1998 was $0.02, based on 45,529,570 weighted average shares outstanding, compared to a net loss per share in the first quarter of fiscal 1997 of $0.01, based on 45,404,745 weighted average shares outstanding.

     No income tax expense or credit was provided for in the quarter ended January 31, 1998, as the Company has adequate net operating loss and credit carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carry forwards since realization of any such benefit is not assured.

     Inflation had no significant impact on the Company's business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled approximately $2.3 million at January 31, 1998, down $1.3 million from fiscal year October 31, 1997 levels of $3.6 million. The decrease in the cash and cash equivalents resulted primarily from the net operating loss in the first quarter ending January 31, 1998 and the changes in operating assets during the same period.

     Net accounts receivable increased by $776,000 from $4.2 million in fiscal year ending October 31, 1997 to $5.0 million in the first quarter ending January 31, 1998 an increase of 18.5%.

     Net inventories increased to $4.2 million during the first quarter of fiscal 1998 from $2.9 million in fiscal year ending October 31, 1997, an increase of $1.3 million or 43.7%.

     Working capital at the end of the first quarter of fiscal 1998 was approximately $8.6 million, down approximately 6.5% from the fiscal 1997 year-end level of approximately $9.2 million.

     At the current consumption rate, the Company's cash balance of approximately $2.3 million at January 31, 1998, (which includes $2.0 million pledged as security for stand-by and sight letters of credit) plus revenues from operations and other non-operating cash receipts was deemed adequate to fund the Company's fiscal 1998 operations at projected levels.

                        PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         See Note 5 of "Notes to Condensed Consolidated Financial Statements."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBIT(S).

         Exhibit 27.0   Financial Data Schedule.


(b)      REPORTS ON FORM 8-K.     None.


           [The remainder of this page is intentionally left blank.]

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TELEVIDEO, INC.
                                       -----------------------------------
                                                 (REGISTRANT)



DATE:  MARCH 16, 1998              BY:       /s/ K. PHILIP HWANG
                                       -----------------------------------
                                              DR. K. PHILIP HWANG
                                            CHAIRMAN OF THE BOARD AND
                                             CHIEF EXECUTIVE OFFICER



                                                /s/ KEN HO CHONG
                                       -----------------------------------
                                                    KEN HO CHONG
                                                 VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER