Form 10-Q
period 1998-04-30
TELEVIDEO SYSTEMS INC
filed 1998-06-15
CIK 353779

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

                              ------------------------

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED:  APRIL 30, 1998
                                                 ---------------
                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________________ TO _________________

                          COMMISSION FILE NUMBER:  0-11552
                                                 -------

                                  TELEVIDEO, INC.
                                  ---------------
               (Exact name of registrant as specified in its charter)

                 DELAWARE                               94-2383795
   -----------------------------------        ----------------------------------
     (STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                    2345 HARRIS WAY, SAN JOSE, CALIFORNIA  95131
                    --------------------------------------------
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (408) 954-8333
                                                       -----------------------

                              ------------------------

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

THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF JUNE 8, 1998 IS: 11,391,085.
         -----------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements.

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

     The results of operations for the six-month period ended April 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1998.

                                  TELEVIDEO, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                  April 30,       Oct. 31,
                                      ASSETS                                        1998            1997
                                                                                  --------       --------
                                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents (including restricted cash of $0 in 1998
                                      and $3,000 in 1997)                         $  1,185       $  3,604
     Accounts receivable, less allowance of $646 in 1998 and $731 in 1997            3,234          4,191
     Note receivable                                                                   700              -
     Inventories                                                                     4,093          2,923
     Loan receivable from major customer                                               485            900
     Prepayments and other                                                             319            220
                                                                                  --------       --------
          Total current assets                                                      10,016         11,838
                                                                                  --------       --------
PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                         $    890       $    890
     Building                                                                        1,035          1,035
     Production equipment                                                              530            524
     Office furniture and equipment                                                  1,144          1,140
     Building improvements                                                           1,105          1,105
                                                                                  --------       --------
                                                                                     4,704          4,694
     Less accumulated depreciation and amortization                                 (2,056)        (1,934)
                                                                                  --------       --------
          Property, plant and equipment, net                                         2,648          2,760

     Long term receivable from major customer                                          608            608

INVESTMENTS IN AFFILIATES                                                            2,506          2,712
                                                                                  --------       --------

          Total assets                                                            $ 15,778       $ 17,918
                                                                                  --------       --------
                                                                                  --------       --------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                             $  1,043       $  1,539
     Accrued liabilities                                                               728            730
     Income taxes                                                                      361            361
                                                                                  --------       --------
          Total current liabilities                                                  2,132          2,630
                                                                                  --------       --------


STOCKHOLDERS' EQUITY:
     Common stock, $.04 par value;
          Authorized--75,000,000 shares
          Outstanding--11,391,368 shares in 1998 and 11,375,093
              shares in 1997                                                           455            455
     Additional paid-in capital                                                     95,701         95,671

     Accumulated deficit                                                           (82,510)       (80,838)
                                                                                  --------       --------

          Total stockholders' equity                                                13,646         15,288
                                                                                  --------       --------

          Total liabilities and stockholders' equity                              $ 15,778       $ 17,918
                                                                                  --------       --------
                                                                                  --------       --------


     The accompanying notes are an integral part of these financial statements.

                                  TELEVIDEO, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND APRIL 30, 1997
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (Unaudited)


                                                  1998                 1997
                                                -------              ------
NET SALES                                       $ 3,155             $ 4,110

COST OF SALES                                     2,933               3,660
                                                -------              ------

GROSS PROFIT                                        222                 450

OPERATING EXPENSES:
     Sales and Marketing                            716                 487
     Research and development                        92                 242
     General and administration                     333                 326
                                                -------              ------

          Total operating expenses                1,141               1,055
                                                -------              ------

          Loss from operations                     (919)               (605)

INTEREST INCOME, net                                 42                 120

OTHER INCOME (EXPENSE), net                         (32)                (28)
                                                -------              ------

          Net loss                              $  (909)            $  (513)
                                                -------              ------
                                                -------              ------

Net loss per share                              $(0.080)            $(0.045)
                                                -------              ------
                                                -------              ------

Average shares outstanding                       11,388              11,351
                                                -------              ------
                                                -------              ------





     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  TELEVIDEO, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND APRIL 30, 1997
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (Unaudited)



                                                   1998                1997
                                                -------              ------
NET SALES                                       $ 7,694             $ 8,574

COST OF SALES                                     7,006               7,518
                                                -------              ------

GROSS PROFIT                                        688                1,056


OPERATING EXPENSES:
     Sales and Marketing                          1,498                1,262
     Research and development                       226                 428
     General and administration                     679                 618
                                                -------              ------

          Total operating expenses                2,403               2,308
                                                -------              ------


          Loss from operations                   (1,715)             (1,252)

INTEREST INCOME, net                                 82                 276

OTHER INCOME (EXPENSE), net                         (38)                (50)
                                                -------              ------

          Net loss                              $(1,671)            $(1,026)
                                                -------              ------
                                                -------              ------

Net loss per share                              $(0.147)            $(0.090)
                                                -------              ------
                                                -------              ------

Average shares outstanding                       11,385              11,351
                                                -------              ------
                                                -------              ------




     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  TELEVIDEO, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND APRIL 30, 1997
                                   (IN THOUSANDS)
                                    (Unaudited)


                                                                          1998           1997
                                                                        --------       --------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                     $ (1,671)      $ (1,026)

     Charges (credits) to operations not affecting cash:
       Depreciation and amortization                                         121            182

     Changes in operating assets and liabilities:
       Accounts receivable (net)                                             957          1,078
       Note receivable                                                      (700)             -
       Inventories (net)                                                  (1,170)         2,518
       Prepayments and other                                                 316          4,909
       Accounts payable                                                     (497)        (2,585)
       Accrued liabilities and royalties                                      (2)          (101)
                                                                        --------       --------
          Net cash provided by (used in) operating activities             (2,646)         4,975
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net retirements of (additions to) property, plant and equipment            (10)           (16)
  Investments in affiliate                                                   206         (2,375)
                                                                        --------       --------
            Net cash provided by (used in) investing activities              197         (2,391)
                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                      30              1
                                                                        --------       --------
          Net cash provided by financing activities                           30              1
                                                                        --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,420)         2,585

CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE YEAR                                                              3,604          4,496
                                                                        --------       --------

CASH AND CASH EQUIVALENTS AT THE END OF THE QUARTER                     $ 1,184        $  7,081
                                                                        --------       --------
                                                                        --------       --------




     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  TELEVIDEO, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   APRIL 30, 1998



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

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Approximately $1.0 million is invested in short term certificates of deposit.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $560,000 and $523,000 in 1998 and 1997, respectively:


                                                  April 30,           Oct. 31,
                                                    1998                1997
                                                  ---------           --------

          Purchased parts and subassemblies       $1,255               $1,075
          Work-in-process                            256                  459
          Finished goods                           2,582                1,389
                                                  ------              -------

                                                  $4,093               $2,923
                                                  ------               ------
                                                  ------               ------

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

     In fiscal 1991 and 1992, the Company loaned AdMOS a total of $470,000, which has been partially repaid. The outstanding balance at April 30, 1998 was $4,000. The repayment of a portion of this loan is personally guaranteed by the President and controlling shareholders of AdMOS. Due to the economic difficulties AdMOS is currently experiencing, the principal and interest balances due on this note have been fully reserved.

     In February 1995, the Company further loaned AdMOS $384,000 at an interest rate of 10% per annum. Approximately $104,000 was repaid to the Company in August 1995. In November 1995, the Company received another $100,000 from AdMOS. The outstanding balance at April 30, 1998 was $180,000.

     The Company has fully reserved the unpaid balance of $184,000 plus accrued interest as of April 30, 1998.

     TLK, INC.

     In November 1996, the Company invested $150,000 in exchange for a 20% ownership in TLK, Inc. for the China Power Plant projects in Lin Zhang, Quin Yuan and Henan Provinces in China. The investment is carried at cost.

     KORAM, INC.

     On March 3, 1997, the Company invested $224,820 in exchange for a 50% ownership in Koram, Inc. which will conduct food services in Seoul of Korea. The amount deposited has been written down to $109,820 due to the devaluation of the Korean currency.

     APPLIED PHOTONICS TECHNOLOGY, INC.

     On April 16, 1997, the Company entered into a Common Stock Purchase Agreement with Applied Photonics Technology, Inc., a California Corporation ("APT") whereby the Company purchased 30% of the Common Stock of APT for $3.0 million. The Company has also loaned APT $700,000 at an interest rate of prime plus 1% per annum in March, 1998.

     Founded in October 1996, APT is a high-tech engineering firm specializing in the development of electronics display technology. The markets for APT's Outdoor Media Display system include the high end of the billboard and illuminated sign markets, sports stadiums and arenas, transportation terminals, volume retailers and malls, and safety/public information displays. APT has not recorded any sales to date. APT expects its initial sales to commence toward the end of fiscal 1998.


     The Company accounts for its investment in APT using the equity method of accounting. The excess of the cost of the investment over the book value of the 30% interest acquired totaled $2,054,366 and is being amortized to operations over a 5 year period.

     On March 3, 1998, the Company announced the intent to acquire the remaining 70% of APT's common stock. The completion of the acquisition is subject to the satisfaction of certain conditions including among others, requisite approvals and consents.

     THREE H

     Three H Partners (owned equally by TeleVideo and a Russian entity) was formed in fiscal 1991 and the initial investment was $16,000. In July 1996, the Company further invested $60,000 in the joint venture.


     At the indicated dates the Company had the following investments in affiliates and joint ventures: (in thousands)


                                             April 30,           Oct. 31,
                                               1998                1997
                                             --------            --------

          TLK, Inc.                           $  150             $  150
          Koram, Inc.                            110                110
          Applied Photonics Technology, Inc.   2,171              2,377
          Three H                                 76                 76
                                             -------             ------

                                              $2,507             $2,713
                                             -------             ------
                                             -------             ------

3.   LETTER OF CREDIT AGREEMENT:

     The Company has a letter of credit agreement effective May, 1998 with a bank whereby the bank will issue up to $500,000 of standby and sight letters of credit. This agreement is contingent upon the Company maintaining cash deposits of $500,000 at the bank as collateral. This fund is held in 30 days certificate of deposit and earn interest at the rate of 5.05% per annum.


4.   INCOME TAXES:

     The Company adopted, effective November 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The change from the deferred method to the liability method of accounting for income taxes had no material impact on the financial position or results of operations of the Company for the quarter ended April 30, 1998.

     As of April 30, 1998, the only tax issue pending is the California Franchise Tax exposure resulting from the previous Federal Income Tax audits. The Company believes that a resolution of this audit could occur in fiscal 1998 and its maximum exposure will not exceed $250,000. The Company has accrued this full amount at April 30, 1998.


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


6.   RELATED PARTY TRANSACTIONS:

     During 1998 and 1997 the Company has had transactions with its affiliates as follows (in thousands):

                                                  April 30,        Oct. 31,
                                                    1998             1997
                                                 ----------        ---------
           Note receivable:
               AdMOS (1)                          $  4                $  4
               AdMOS (1)                           180                 180
               APT                                 700                  -
           Interest receivable:
               AdMOS (1)                            68                  68
               AdMOS (1)                            69                  60
               APT                                  11                  -
          (1) Amounts are fully reserved.

7.   TRANSACTIONS WITH MAJOR CUSTOMER

     The Company has entered into the following transactions with one of its major customers, Applied Computer Technology, Inc., (ACT). Sales to ACT for the year ended October 31, 1997 aggregated approximately $3,308,000 or 16.6% of net sales.

     1) In June, 1997, the Company loaned ACT $2,300,000. Interest on the loan accrues at 2% per month. All interest income accrued on the loan is being deferred by the Company until the amounts are received. As of October 31, 1997, the loan principal balance was $900,000. The loan has since been paid down to $485,000.

     2) At October 31, 1997, ACT owed the Company approximately $2.1 million in trade receivables, which represented approximately 41% of net trade receivables. Subsequent to year end, the Company agreed to exchange $900,000 of outstanding trade receivables for $900,000 of Series A convertible preferred stock of ACT. The preferred shares are convertible into common stock at the option of the holder, based on the 5 day average closing bid price of ACT common stock prior to conversion, subject to a floor of $2.50 per share and a ceiling of $4.25 per share. Subsequently, at February 17, 1998, the conversion rate was revised and is currently subject to a floor of $1.00 per share and a ceiling of $3.00 per share. ACT has the obligation to register the shares by filing a registration statement with the Securities and Exchange Commission and the preferred shares will be automatically converted once the registration statement becomes effective.

     The preferred shares were issued in December 1997. As of January 31, 1998, the Company has reflected the $900,000 as a long term receivable and has further provided a reserve of $292,500 against the

     $900,000 to reflect the fair value of the preferred shares ultimately issued, taking into consideration the lack of liquidity of the securities.

     In summary, at April 30, 1998, the Company's balance sheet reflects net assets of $1,959,000 from ACT, $866,000 in trade receivable, $485,000 in current loans receivable and $608,000 in a net long term receivable subsequently converted into preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Net sales for the second quarter of fiscal 1998 were approximately $3.16 million, or a decrease of 23.2% from the approximately $4.11 million in net sales reported in the second quarter of fiscal 1997. The decrease in net sales was principally due to the decrease in the sales volume of multimedia products from $1.81 million in the second quarter of fiscal 1997 to $0.43 million in the second quarter of fiscal 1998 as the Company gradually phases out the multimedia products. However, the loss was somewhat offset as the sales of monitors increased from $0.15 million in the second quarter of fiscal 1997, having been launched in the preceding first quarter of fiscal 1997, to $0.89 million in the second quarter of fiscal 1998. Net sales for the six months ended April 30, 1998 of approximately $7.70 million were approximately 10% below the same period of time a year ago which totaled approximately $8.57 million.

     Cost of sales decreased from approximately $3.66 million in the second quarter of fiscal 1997 to approximately $2.93 million in the second quarter of fiscal 1998, but increased as a percentage of sales from approximately
89% to 93% during the same periods. The percentage increase in cost of sales and the corresponding decrease in gross margin in fiscal 1998 (a decrease from approximately 11% to 7%) were primarily the results of the major product line shift from multimedia products to monitors. As the competition for multimedia products intensified and prices of multimedia products plummeted, the Company decided to shift its focus from the multimedia products to high-end monitors whose cost of sales is greater than multimedia products.

     Cost of sales were approximately $7.01 million for the six months ended April 30, 1998, or 6.81% lower than approximately $7.52 million reported in the same period a year ago. However, cost of sales increased as a percentage of sales from approximately 87.7% in fiscal 1997 to approximately 91.1% in fiscal 1998.

     Sales and marketing expenses increased as a percentage of sales from approximately 12% in the second quarter of fiscal 1997 to 23% in the second quarter of fiscal 1998 as actual sales and marketing expenses also increased from $489,000 in the second quarter of fiscal 1997 to $716,000 in the second quarter of fiscal 1998, an increase of 46.4% from the prior year. On a six month basis, sales and marketing expenses increased as a percentage of sales from approximately 14.7% in fiscal 1997 to 19.5% in fiscal 1998, while actual expenses increased approximately 18.8%. The increase in sales and marketing expenses was primarily due to the increased advertising expenses of monitor.

     Research and development expenses decreased as a percentage of sales from approximately 6% in the second quarter of fiscal 1997 to 3% in the second quarter of fiscal 1998 as actual research and development expenses decreased from $242,000 in fiscal 1997 to $92,000 in fiscal 1998, a decrease of 62% from the prior year. On a six month basis, research and development expenses decreased as a percentage of sales from approximately 5.0% in fiscal 1997 to 2.9% in fiscal 1998, while actual expenses decreased approximately 47.1%. The decrease in percentage and actual research and development expenses in fiscal 1997 compared to the same period in the prior year was primarily a result of the decrease in employee staffing levels.

     General and administrative expenses increased as a percentage of sales from approximately 8% in the second quarter of fiscal 1997 to 11% in the second quarter of fiscal 1998 while actual expenses decreased approximately 2% over this same period. On a six month basis, general and administrative expenses increased as a percentage of sales from approximately 7.2% in fiscal 1997 to 8.8% in fiscal 1998 as actual expenses increased approximately 9.8% over this same six month period.

     The loss from operations increased approximately 51.8%, from $605,000 in the second quarter of fiscal 1997 to $919,000 in the second quarter of fiscal 1998. Operating loss for the six months ended April 30, 1998 of approximately $1.71 million was approximately 37.0% greater than the same period in fiscal 1997 which totaled approximately $1.25 million.

     Interest income earned decreased from $276,000 in the first six months of fiscal 1997 to $82,000 in the first six months of fiscal 1998, a 70 % decrease from the prior year. Such decrease was primarily due to lower cash balance in April 30, 1998 compared to April 30, 1997.

     Net loss for the second quarter of fiscal 1998 was approximately $909,000, or $0.080 per share, compared to a net loss of $513,000 in the second quarter of fiscal 1997, or $0.045 per share, a year ago for the same three month period. Net loss for the six months ended April 30, 1998 totaled approximately $1,671,000, or $0.147 per share, compared to a net loss of $1,026,000, or $0.080 per share, for the same period a year ago. The Company effected a 1-for-4 reverse stock split on April 22, 1998.

     As a result of the foregoing, net loss per share in the second quarter of fiscal 1998 was $0.080, based on 11,388,243 weighted average shares outstanding, compared to a net loss per share in the second quarter of fiscal 1997 of $0.045, based on 11,351,186 weighted average shares outstanding.

     No income tax expense or credit was provided for in the quarter ended April 30, 1998, as the Company believes that it has adequate net operating loss and credit carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carryforwards since realization of any such benefit is not assured.

     Inflation had no significant impact on the Company's business or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled approximately $1.2 million at April 30, 1998, down $1.4 million (approximately 38%) from fiscal 1997 year-end levels of $3.6 million. The decrease in the cash and cash equivalents is primarily due to $700,000 loan to Applied Photonics Technology, Inc. (APT), an affiliate of the Company, in March, 1998.

     Net accounts receivable of $3.23 million at the end of the second quarter of fiscal 1998 decreased approximately 22% from the 1997 year-end level of $4.19 million.

     Net inventories of approximately $4.09 million at the end of the quarter ended April 30, 1998 increased approximately 40% from the 1997 year-end level of $2.92 million. The increase is mainly due to the increase in monitor inventory.

     Working capital at the end of the second quarter of fiscal 1998 was approximately $7.82 million, down approximately 15% from the fiscal 1997 year-end level of approximately $9.21 million.

     At the current consumption rate, the Company's cash balance of approximately $1.18 million at April 30, 1998, together with anticipated revenues from operations and other non-operating cash receipts including the proposed sale of the Company's building, was anticipated to be adequate to fund the Company's fiscal 1998 operations at projected levels.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Competition. The Company encounters aggressive competition in all areas of its business activity. The Company's competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. The Company competes primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. Product life cycles are short, and, to remain competitive, the Company will be required to develop new products, periodically enhance its existing products and compete effectively on the basis of the factors described above.
In particular, the Company anticipates that it will have to continue to adjust prices of many of its products to stay competitive and it will have to effectively manage financial returns with reduced gross margins. There is no assurance that it will be successful in this regard.

     Inventory Management. Inventory management has become increasingly complex as the Company continues to sell a mix of products, especially monitors, terminals and multimedia products, through third-party distribution channels. Resellers constantly adjust their ordering patterns in response to the Company's and its competitors' supply into the channel and the timing of their of their new product introductions. Resellers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory write downs, which in turn would adversely affect the Company's results of operations.

     Reliance on Suppliers. Portions of the Company's operations are dependent on the ability of suppliers to deliver quality subassemblies and completed products in time to meet critical distribution schedules. The Company periodically experiences constrained supply of certain product lines as a result of strong demand in the industry for those products. Such constraints, if persistent, may adversely affect the Company's operating results until alternate sourcing can be developed. In order to secure these products, the Company at times makes advance payments to certain suppliers, and often enters into non-cancelable purchase commitments with vendors for such products. Volatility in the prices of these products and a temporary oversupply could adversely affect the Company's future operating results.

     Reliance on Third-Party Distribution Channels. The Company continues to expand into third-party distribution channels. As a result, the financial health of resellers of the Company's products, and the Company's continuing relationships with such resellers, are becoming more important to the Company's success. Some of these companies are thinly capitalized and maybe unable to withstand changes in business conditions. The Company's financial results could be adversely affected if the financial conditions of certain of these resellers substantially weakens or if the Company's relationship with such resellers deteriorates.

     International. Sales outside the United States make up a portion of the Company's revenues. In addition, a portion of the Company's product manufacturing, along with key suppliers, are located outside the United States. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters.

     Acquisitions, Strategic Alliances, Joint Ventures and Divestitures. As a matter of course, the Company from time to time, engages in discussions with a variety of parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Although consummation of most transactions is unlikely to have a material effect on the Company's results as a whole, the implementation or integration of a transaction may contribute to the Company's results differing from the investment community's expectation in a given quarter. Divestitures may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require, among other things, integration or coordination with a different company culture, management team organization and business infrastructure. They may also require the development, manufacture and marketing of product offerings with the Company's products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of the transactions, successful integration depends on a variety of factors, including the hiring and retention of key employees, management of geographically separate facilities, and the integration or coordination of different research and development and product manufacturing facilities. All these efforts require varying levels of management resources, which may temporarily adversely impact other business operations.


YEAR 2000

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing the readiness of its internal computer systems for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations of financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial conditions.

     The Company is also assessing the possible effects on the Company's operations of the year 2000 readiness of key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors, and, therefore, on the proper functioning of their information systems and software, means that failure to address year 2000 issues could have a material impact on the Company's operations and financial results; the potential impact and related costs are not known at this time.

               (The remainder of this page is intentionally left blank)

                             PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          See Note 5 of "Notes to Condensed Consolidated Financial Statements."


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company held its annual meeting of stockholders on April 21, 1998, at which K. Philip Hwang, Robert E. Larson, Woo K. Kim and Phillip Annen were elected by the stockholders as Directors of the Company.

          The stockholders also: (1) approved the amendment of the Company's Certificate of Incorporation to effect a 1-for-4 reverse stock split.; and (2) ratified the appointment of Grant Thornton LLP as the Company's independent public accountant for the fiscal year ending October 31, 1998.

     The following are the number of votes cast for each of the three proposals during the stockholders meeting on April 21, 1998:


                                                         Against/
                                             For         Withhold   Abstentions
                                             ---         --------   -----------
Proposal No. 1
For nominees for Board of Directors:
  Dr. K. Phillip Hwang                     42,559,651      342,307          none
  Mr. Phillip Annen                        42,589,911      312,047          none
  Mr. Woo K. Kim                           42,590,311      311,647          none
  Dr. Robert E. Larson                     42,591,511      310,447          none


Proposal No. 2
Reverse 1-for-4 stock split                41,798,581      776,462       89,213


Proposal No. 3
Ratification of Grant Thornton LLP as
  Company's independent auditors           42,686,775      128,181       87,002


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       EXHIBIT(S).

          Exhibit 27.0   Financial Data Schedule.


(b)       REPORTS ON FORM 8-K.

          None

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     TELEVIDEO, INC.
                                                  ------------------
                                                      (REGISTRANT)



DATE:  JUNE 10, 1998                         BY:  /S/ K. PHILIP HWANG
                                                  -------------------
                                                  DR. K. PHILIP HWANG
                                                CHAIRMAN OF THE BOARD AND
                                               CHIEF EXECUTIVE OFFICER AND
                                             ACTING PRINCIPAL ACCOUNTING AND
                                                 FINANCIAL OFFICER