Form 10-Q
period 1998-07-31
TELEVIDEO SYSTEMS INC
filed 1998-09-14
CIK 353779

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

                             ---------------------------

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED: JULY 31, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                          COMMISSION FILE NUMBER: 0-11552

                                   TELEVIDEO, INC.
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

                             ---------------------------

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

THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF SEPTEMBER 10, 1998 IS: 11,391,085.
                       -----------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q for the quarter ended July 31, 1998, includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements.


                           PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

                                  TELEVIDEO, INC.

                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1998 AND 1997 QUARTERLY DATA

     The management of TeleVideo, Inc. (the Company") has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     It is suggested that these condensed consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended October 31, 1997.

     The results of operations for the three and nine-month periods ended July 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1998.

                                  TELEVIDEO, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         July 31,       Oct. 31,
                            ASSETS                         1998           1997
                                                         --------       --------
                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents
     (including restricted cash of $1,000 in 1998
     and $3,000 in 1997)                               $    2,848    $    3,604
   Accounts receivable, less allowance of
     $644 in 1998 and $731 in 1997                          2,961         4,191
   Note receivable                                          1,200             -
   Inventories (net)                                        3,134         2,923
   Loan receivable from major customer                        485           900
   Prepayments and other                                      667           220
                                                         --------       --------

           Total current assets                            11,295        11,838
                                                         --------       --------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                       890           890
   Building                                                 1,035         1,035
   Production equipment                                       530           524
   Office furniture and equipment                           1,148         1,140
   Building improvements                                    1,105         1,105
                                                         --------       --------
                                                            4,708         4,694
   Less accumulated depreciation and amortization          (2,100)       (1,934)
                                                         --------       --------

           Property, plant and equipment, net               2,608         2,760

   Long term receivable from major customer                   608           608


INVESTMENTS IN AFFILIATES                                   2,403         2,712
                                                         --------       --------
           Total assets                                $   16,914    $   17,918
                                                         --------       --------
                                                         --------       --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                    $      980    $    1,539
   Notes payable                                            2,000             -
   Accrued liabilities                                        776           730
   Income taxes                                               361           361
                                                         --------       --------
           Total current liabilities                        4,117         2,630
                                                         --------       --------


STOCKHOLDERS' EQUITY:
   Common stock, $.04 par value;
      Authorized--75,000,000 shares
      Outstanding--11,391,085 shares in 1998
         and 11,375,093 shares in 1997                        456           455
   Additional paid-in capital                              95,700        95,671
   Accumulated deficit                                    (83,359)      (80,838)
                                                         --------       --------
           Total stockholders' equity                      12,797        15,288
                                                         --------       --------
           Total liabilities and stockholders' equity  $   16,914    $   17,918
                                                         --------       --------
                                                         --------       --------

     The accompanying notes are an integral part of these financial statements.

                                  TELEVIDEO, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                       Three Months Ended July 31,    Nine Months Ended July 31,
                                                       ---------------------------    --------------------------
                                                            1998          1997          1998          1997
                                                            ----          ----          ----          ----
 NET SALES                                                 $3,061        $4,983       $10,756       $13,558

Costs of sales                                              2,775         4,328         9,781        11,847
                                                            -----         -----         -----        ------

GROSS PROFIT                                                  286           655           975         1,711

OPERATING EXPENSES:
Sales & marketing                                             520           830         2,018         2,091
Engineering department                                         86           185           312           612
General & administration                                      490           329         1,170           948
                                                            -----         -----         -----        ------

TOTAL OPERATING EXPENSES                                    1,096         1,344         3,500         3,651
                                                            -----         -----         -----        ------

NET LOSS FROM OPERATIONS                                     (810)         (689)       (2,525)       (1,940)

Interest income (expense)                                      36            99            99           374
Other income (expense)                                        (75)            1           (94)          (49)
                                                            -----         -----         -----        ------

 NET INCOME (LOSS)                                          $(849)        $(589)      $(2,520)      $(1,615)
                                                            -----         -----         -----        ------
                                                            -----         -----         -----        ------

Earnings per share - basic                                $(0.075)      $(.052)       $(0.221)      $(.14)

Earnings per share - diluted                              $(0.073)      $(.052)       $(0.217)      $(.14)

     The accompanying notes are an integral part of these financial statements.

                                   TELEVIDEO, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 1998 AND JULY 31, 1997
                                   (IN THOUSANDS)

                                                         1998            1997
                                                         ----            ----
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $ (2,520)     $ (1,615)

      Charges (credits) to operations not affecting
         cash:
         Depreciation and amortization                        166           276
      Changes in operating assets and liabilities:
         Accounts receivable (net)                          1,229           238
         Notes receivable                                  (1,200)            0
         Inventories (net)                                   (211)        3,223
         Prepayments and other                                (32)       (2,379)
         Accounts payable                                    (560)       (2,443)
         Notes payable                                      2,000             0
         Accrued liabilities and royalties                     46          (146)
                                                         ---------     ---------
           Net cash provided by (used in) operating
             activities                                    (1,082)       (2,846)
                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net retirements of (additions to) property, plant
      and equipment                                           (14)          (16)
   Investments in affiliate                                   309        (2,375)
   Payments received on notes receivable from
     affiliate and other                                        0         5,000
                                                         ---------     ---------
           Net cash provided by (used in) investing
              activities                                      295         2,609
                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                      30             1
                                                         ---------     ---------
           Net cash provided by financing activities           30             1
                                                         ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (756)         (236)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
   OF THE YEAR                                              3,604         4,496
                                                         ---------     ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR         $  2,848      $  4,260
                                                         ---------     ---------
                                                         ---------     ---------

     The accompanying notes are an integral part of these financial statements.

                                  TELEVIDEO, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   JULY 31, 1998


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

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
     Approximately $1.0 million is invested in short-term certificates of deposit.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $349,000 and $523,000 in 1998 and 1997, respectively:

                                                July 31,       Oct. 31,
                                                  1998           1997
                                                --------       --------
          Purchased parts and subassemblies     $ 1,254        $ 1,075
          Work-in-process                           182            459
          Finished goods                          1,698          1,389
                                                --------       --------

                                                $ 3,134        $ 2,923
                                                --------       --------
                                                --------       --------

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


2.   ACQUISITIONS AND DIVESTITURES:

     ADMOS TECHNOLOGIES INC.

     During fiscal 1991, the Company acquired through its wholly owned subsidiary, Silicon Logic, Inc., a 20% equity interest in a chip engineering firm (AdMOS Technologies Inc.) in exchange for certain assets and a nominal cash payment, the total value of which was $145,000. The acquisition of this interest had been accounted for on the cost method. This investment was written-off in fiscal 1992 due to the continued economic difficulties experienced by AdMOS.

     In fiscal 1991 and 1992, the Company loaned AdMOS a total of $470,000, which has been partially repaid. The outstanding balance at July 31, 1998 was $4,000. The repayment of a portion of this loan is personally guaranteed by the President and controlling shareholders of AdMOS. Due to the economic difficulties AdMOS is currently experiencing, the principal and interest balances due on this note have been fully reserved.

     In February 1995, the Company further loaned AdMOS $384,000 at an interest rate of 10% per annum. Approximately $104,000 was repaid to the Company in August 1995. In November 1995, the Company received another $100,000 from AdMOS. The Company has fully reserved the unpaid balance of $180,000 plus accrued interest as of July 31, 1998.

     TLK, INC.

     In November 1996, the Company invested $150,000 in exchange for a 20% ownership in TLK, Inc. for the China Power Plant projects in Lin Zhang, Quin Yuan and Henan Provinces in China. The investment is carried at cost.

     KORAM, INC.

     On March 3, 1997, the Company invested $224,820 in exchange for a 50% ownership in Koram, Inc. which will conduct food services in Seoul, Korea. The amount deposited has been written down to $109,820 due to the devaluation of the Korean currency.

     APPLIED PHOTONICS TECHNOLOGY, INC.

     On April 16, 1997, the Company entered into a Common Stock Purchase Agreement with Applied Photonics Technology, Inc., a California Corporation ("APT") whereby the Company purchased 30% of the Common Stock of APT for $3.0 million. Additionally, the Company has also loaned APT $1.2 million at an interest rate of prime plus 1% per annum through July 15, 1998. Subsequent to July 31, 1998, the

     Company accepted a convertible subordinated note from APT due August 20, 1999 for $1.0 million, of which $500,000 in new funds were given to APT and the other $500,000 were from the $1.2 million promissory note dated July 15, 1998.

     The Company accounts for its investment in APT using the equity method of accounting. The excess of the cost of the investment over the book value of the 30% interest acquired totaled $2,054,366 and is being amortized to operations over a 5-year period.

     On March 3, 1998, the Company announced the intent to acquire the remaining 70% of APT's common stock. The transaction has not been consummated as the Company continues to conduct due diligence and consider the advisability of proceeding with the acquisition.

     THREE H

     Three H Partners (owned equally by TeleVideo and a Russian entity) was formed in fiscal 1991 and the initial investment was $16,000. In July 1996, the Company further invested $60,000 in the joint venture.

     At the indicated dates the Company had the following investments in affiliates and joint ventures: (in thousands)

                                                     July 31,   Oct. 31,
                                                       1998       1997
                                                     --------  ---------
          TLK, Inc.                                  $   150   $   150
          Koram, Inc.                                    110       110
          Applied Photonics Technology, Inc.           2,068     2,377
          Three H                                         76        76
                                                     --------  ---------
                                                     $ 2,404   $ 2,713
                                                     --------  ---------
                                                     --------  ---------

3.   LETTER OF CREDIT AGREEMENT:

     The Company has a letter of credit agreement with a bank whereby the bank will issue up to $1.0 million of standby and sight letters of credit. This agreement is contingent upon the Company maintaining cash deposits of $1.0 million at the bank as collateral. These funds are held in 30-day certificates of deposit and earn interest at the rate of approximately 5.05% per annum.

4.   INCOME TAXES:

     The Company adopted, effective November 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The change from the deferred method to the liability method of accounting for income taxes had no material impact on the financial position or results of operations of the Company for the quarter ended July 31, 1998.

     As of July 31, 1998, the only tax issues pending is the California Franchise Tax exposure resulting from the previous Federal Income Tax audits. The Company believes that a resolution of this audit could occur in fiscal 1998 and its maximum exposure, collectively will not exceed $250,000. The Company has accrued this full amount at July 31, 1998.

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

6.   RELATED PARTY TRANSACTIONS:

     During 1998 and 1997 the Company has had transactions with its affiliates as follows (in thousands):

                                               July 31,    Oct. 31,
                                                1998         1997
                                               -------     -------
               Note receivable:
                    AdMOS (1)                  $    4      $    4
                    AdMOS (1)                     180         180
                    APT                         1,200           -

               Interest receivable:
                    AdMOS (1)                      68          68
                    AdMOS (1)                      73          60
                    APT                            33           -

               (1) Amounts are fully reserved.

7.   TRANSACTIONS WITH MAJOR CUSTOMER

     The Company has entered into the following transactions with one of its major customers, Applied Computer Technology, Inc., (ACT). Sales to ACT for the year ended October 31, 1997 aggregated approximately $3,308,000 or 16.6% of net sales.

     1) In June 1997, the Company loaned ACT $2,300,000. Interest on the loan accrues at 2% per month. All interest income accrued on the loan is being deferred by the Company until the amounts are received. As of October 31, 1997, the loan principal balance was $900,000. The loan has since been paid down to $485,000.

     2) At October 31, 1997, ACT owed the Company approximately $2.1 million in trade receivables, which represented approximately 41% of net trade receivables. Subsequent to year-end, the Company agreed to exchange $900,000 of outstanding trades receivables for $900,000 of Series A convertible preferred stock of ACT. The preferred shares are convertible into common stock at the option of the holder, based on the 5 day average closing bid price of ACT common stock prior to conversion, originally subject to a floor of $2.50 per share and a ceiling of $4.25 per share. Subsequently at February 17, 1998, the conversion rate was revised and is currently subject to a floor of $1.00 per share and a ceiling of $3.00 per share. ACT has the obligation to register the shares by filing a registration statement with the Securities and Exchange Commission and the preferred shares will be automatically converted once the registration statement becomes effective.

     The preferred shares were issued in December 1997. As of July 31, 1998, the Company has reflected the $900,000 as a long-term receivable and has further provided a reserve of $292,500 against the $900,000 to reflect the fair value of the preferred shares ultimately issued, taking into consideration the lack of liquidity of the securities.

     In summary, as of July 31, 1998, the Company's balance sheet reflects net assets of $1,958,000 from ACT, $865,000 in trade receivable, $485,000 in current loans receivable and $608,000 in a net long term receivable subsequently converted into preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Net sales for the third quarter of fiscal 1998 were approximately $3.06 million, a decrease of approximately 39% from the approximately $4.98 million
in net sales reported in the third quarter of fiscal 1997.   The decrease in
net sales was mainly due to the decrease in the sales volume of multimedia products from $1.2 million, and OMT board, spares and miscellaneous products from $1.2 million, in the third quarter of fiscal 1997 to $170,000 and $160,000 respectively, in the third quarter of fiscal 1998. The Company is gradually phasing out its multimedia products. Net sales for the nine months ended July 31, 1998 of $10.8 million were approximately 21% lower than the same period last year, which totaled approximately $13.6 million.

     Cost of sales decreased from approximately $4.3 million in the third quarter of fiscal 1997 to approximately $2.8 million in the third quarter of fiscal 1998, and increased as a percentage of sales from approximately 87% to approximately 91% during the same period last year. The percentage increase in cost of sales and the corresponding decrease in gross margins in fiscal 1998 (a decrease from approximately 13% to 9%) were primarily the results of the product line shift from multimedia products to monitors.

     Cost of sales were approximately $9.8 million for the nine months ended July 31, 1998, or 17% lower than the approximately $11.8 million reported in the same period a year ago. Cost of sales increased as a percentage of sales from approximately 87% in fiscal 1997 to approximately 91% in fiscal 1998.

     Sales and marketing expenses were 17% of net sales for the third quarter of fiscal 1998, unchanged from the same period last year, while actual sales and marketing expenses decreased from $830,000 in 1997 to $520,000 in 1998, or 37%. On a nine month basis, sales and marketing expenses increased as a percentage of sales from approximately 15% in fiscal 1997 to 19% in fiscal 1998, while actual expenses decreased from $2.1 million in 1997 to $2.0 million in 1998, or 4%. The decrease in sales and marketing expenses were due primarily to the decrease in the number of employees and business travel expenses, offset by an increase in advertising expenses.

     Research and development expenses decreased as a percentage of sales from approximately 4% in the third quarter of fiscal 1997 to 3% in the third quarter of fiscal 1998, as actual research and development expenses decreased from $185,000 in fiscal 1997 to $86,000 in fiscal 1998, or 53%. On a nine month basis, research and development expenses decreased as a percentage of sales from approximately $612,000 or 5% in fiscal 1997 to $312,000 or 3% in fiscal 1998, while actual expenses decreased by $300,000 or 49%. The decrease in research and development expenses was due mainly to the decrease in the number of employees and outsourcing expenses.

     General and administrative expenses increased as a percentage of sales from approximately 7% in the third quarter of fiscal 1997 to 16% in the third quarter of fiscal 1998, as actual expenses increased from $329,000 in fiscal 1997 to $490,000 in fiscal 1998 or 49%. On a nine month basis, general and administrative expenses increased as a percentage of sales from $948,000 or 7% in fiscal 1997 to $1.2 million or 11% in fiscal 1998. The increase was mainly due to the amortization of goodwill in relation to APT investment.

     The loss from operations increased approximately 18%, from $689,000 in the third quarter of fiscal 1997 to $810,000 in the third quarter of fiscal 1998. Operating loss for the nine months ended July 31, 1998 of approximately $2.5 million was approximately 30% higher compared to the same period in fiscal 1997 which totaled approximately $1.9 million.

     Interest income earned decreased from $374,000 in the first nine months of fiscal 1997 to $99,000 in the first nine months of fiscal 1998, a 74% decrease from the prior year. Such decrease was primarily due to the lower cash balance in fiscal 1998 compared to fiscal 1997.

     Net loss for the third quarter of fiscal 1998 was approximately $849,000, or $0.075 per share, compared to a net loss of $589,000 in the third quarter of fiscal 1997, or $.052 per share. Net loss for the nine months ended July 31, 1998 totaled approximately $2.5 million, or $0.221 per share, compared to a net loss of $1.6 million, or $.140 per share, for the same period a year ago. The Company effected a 1-for-4 reverse stock split on April 22, 1998.

     No income tax expense or credit was provided for in the quarter ended July 31, 1998, as the Company believes that it has adequate net operating loss and credit carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carry forward since realization of any such benefit is not assured.

     Inflation had no significant impact on the Company's business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled approximately $2.8 million at July 31, 1998, down $756,000 (approximately 21%) from fiscal 1997 year-end levels of $3.6 million. The decrease in the cash and cash equivalents is primarily due to operating losses and the $1.2 million additional loan to Applied Photonics Technology, offset by a note payable of $2.0 million secured by the Company owned building.

     Net accounts receivable of $2.96 million at the end of the third quarter of fiscal 1998 were down approximately 30% from the 1997 year-end level of $4.2 million. A total of $219,000 uncollectable account has been written off from receivables.

     Net inventories of approximately $3.1 million at the end of the quarter ended July 31, 1998 were up approximately 7% from the 1997 year-end level of $2.9 million.

     Working capital at the end of the third quarter of fiscal 1998 was approximately $7.2 million, down approximately 22% from the fiscal 1997 year-end level of approximately $9.2 million.

     At the current consumption rate, the Company's cash balance of approximately $2.8 million at July 31, 1998 (which includes $1.0 million pledged as security for stand-by and sight letters of credit), together with anticipated revenues from operations and other non-operating cash receipts, was anticipated to be adequate to fund the Company's fiscal 1998 operations at projected levels.

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

     Inventory Management. Inventory management has become increasingly complex as the Company continues to sell a mix of products, especially monitors, terminals and multimedia products, through third-party distribution channels. Resellers constantly adjust their ordering patterns in response to the Company's and its competitors' supply into the channel and the timing of their new product introductions. Resellers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory write-downs, which in turn would adversely affect the Company's results of operations.

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

     Reliance on Third-Party Distribution Channels. The Company continues to expand into third-party distribution channels. As a result, the financial health of resellers of the Company's products, and the Company's continuing relationships with such resellers, are becoming more important to the Company's success. Some of these companies are thinly capitalized and maybe unable to withstand changes in business conditions. The Company's financial results could be adversely affected if the financial conditions of certain of these resellers substantially weaken or if the Company's relationship with such resellers deteriorates.

     International. Sales outside the United States make up a portion of the Company's revenues. In addition, a portion of the Company's product manufacturing, along with key suppliers, is located outside the United States. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters.

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

YEAR 2000

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing the readiness of its internal computer systems for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance; however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial conditions.

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

                                       TELEVIDEO, INC.
                                    ---------------------
                                        (REGISTRANT)



DATE:  SEPTEMBER 8, 1998        BY:  /s/ K. PHILIP HWANG
                                    ----------------------
                                     DR. K. PHILIP HWANG
                                  CHAIRMAN OF THE BOARD AND
                                 CHIEF EXECUTIVE OFFICER AND
                               ACTING PRINCIPAL ACCOUNTING AND
                                      FINANCIAL OFFICER