Form 10-K
period 1998-10-31
TELEVIDEO SYSTEMS INC
filed 1999-02-16
CIK 353779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER: 0-11552

                                 TELEVIDEO, INC.
            --------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                              94-2383795
       -------------------------------              -------------------
       (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                   2345 HARRIS WAY, SAN JOSE, CALIFORNIA 95131
                   -------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (408) 954-8333
                                                    ---------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:      NONE
                                                            ---------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $0.01 PAR VALUE
                          -----------------------------
                                (TITLE OF CLASS)

                               ------------------

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

         THE APPROXIMATE AGGREGATE MARKET VALUE OF REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES ON FEBRUARY 8, 1999 (BASED UPON THE CLOSING SALES PRICE OF SUCH STOCK AS REPORTED IN THE NASDAQ NATIONAL MARKET AS OF SUCH DATE) WAS $3,922,673.

         AS OF FEBRUARY 8, 1999, 11,391,085 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.


DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Definitive Proxy Statement to be used in connection with Registrant's Annual Meeting of Stockholders to be held on April 6, 1999 (Part III).


         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K for the fiscal year ended October 31, 1998 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These kinds of statements are signified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

              (Remainder of this page was intentionally left blank)

                             INTRODUCTORY STATEMENT

         References in this Form 10-K to "TeleVideo," the "Registrant" or the "Company" refer to TeleVideo, Inc. and its subsidiaries unless the context indicates otherwise. This report contains registered and unregistered trademarks of other companies.


                                     PART I

ITEM 1.  BUSINESS


THE COMPANY

         Founded in 1975, TeleVideo is a market leader providing innovative high-end PC and Mac-compatible monitors and terminal display products; graphics boards, sound boards and multilingual multimedia upgrade kits. The Company markets its products worldwide through distributors, mass merchants, retail stores, value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs").

         TeleVideo operates in one industry segment.


PRODUCTS

WINDOWS-BASED TERMINALS

         TeleVideo has made a strategic return into the server based network computing market by introducing the TeleCLIENT-TM- Windows-based terminal product line. The TeleCLIENT-TM-, with Microsoft's Windows-TM- CE operating system, allows users to access Windows-TM-, Java, and UNIX applications with Microsoft Windows-TM- NT 4.0 Terminal Server Edition and Citrix WinFrame and MetaFrame server operating systems. The TeleCLIENT is a network connected, diskless desktop device in which all applications and data are executed and stored on the server, and therefore reduces the total cost of ownership
(TCO), increases productivity, and strengthens security throughout a corporate network computing environment.

         During Fall Comdex 1998, TeleVideo introduced a family of sleek and powerful TeleCLIENT-TM- Windows-based terminals. The TC7000 is a modular, compact, stand alone box that is ideal where desktop space is valuable. The TC7150 is an integrated solution with TeleVideo's 15" CRT monitor, while the TC7170 is integrated with TeleVideo's 17" CRT monitor. These two models also reduce the footprint at the desktop.

         With TeleVideo's 2.5 million customer installation base of text terminals, the TeleCLIENT-TM- product line is the ideal migration path for all it's existing customers and other text terminal users. The TeleCLIENT-TM-will allow users to access Windows-TM- applications, i.e. Microsoft Office products, and emulate TeleVideo's 955 terminal. TeleVideo 925/950/965/990, Wyse 50/60/325, ADDS VP/A2 UNIX console, DEC VT52/100/220/320, and IBM 3151/3270/5250 emulations will also be embedded onto the TeleCLIENT-TM-. The TeleCLIENT-TM- will also feature a embedded internet browser. This browser will allow users to run Java applications to their desktop.

         TeleCLIENT-TM- TC7000, TC7150, and TC7170 Windows-based terminals provide a cost-effective solution for replacing both enterprise PCs and antiquated character based terminals. These low-cost, state-of-art TeleCLIENT-TM-Windows-based terminals will be the ideal solution for task oriented applications, such as retail, help desk, medical, government, financial, education, and manufacturing industries.

COMPUTER MONITORS

         In November 1996, TeleVideo announced two product lines of quality PC and Mac compatible color monitors, the SuperView Pro Series and SuperView Series. These finely crafted monitors allow a variety of utilization home, business, the ever-evolving digital world of Internet, DVD, sophisticated point-oriented desktop publishing, CAD/CAM applications and more.

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

         The SVP350 features an Aperture Grille pitch of 0.28mm and a maximum resolution of 1600 x 1200 at an exceptional 85Hz refresh rate. Its horizontal scanning frequencies range from 30 to 107KHz and vertical frequencies of 50 to 160Hz. The SVP270 has an Aperture Grille pitch of 0.25mm and a maximum resolution of 1600 x 1200 at 75Hz refresh rate for flicker-free display. It's horizontal scanning frequency range from 30 to 95KHz and vertical frequencies from 50 to 160Hz. The SVP260 features an Aperture Grille pitch of 0.25mm and a maximum resolution of 1600 x 1200 at 65Hz refresh rate, rising to a flicker-free 77Hz refresh rate at 1280 x 1024 resolution. Horizontal scanning frequencies are from 24 to 82KHz and vertical frequencies from 50 to 120Hz.

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

         TeleVideo has streamlined its monitor line for 1999. TeleVideo will be offering its award winning SV100, SV210, and SVP300 CRT monitors. The SVP260, SVP270, and SVP350 aperture grill monitors has been phased out.

         All TeleVideo monitors include TELEXPRES (TeleVideo Exchange Program for Resellers and End-User Service, one of the most comprehensive "hassle free" 3 year warranty and DOA replacement policy in the industry. All TeleVideo monitors come with a 3-year CRT, parts and labor warranty, unlimited technical support, BBS and Internet access to customers.

         These products collectively accounted for approximately 29% and 18% of the total revenues in fiscal 1998 and 1997 respectively.

MULTIMEDIA PRODUCTS

         TeleVideo develops and markets an array of video graphics cards, sound boards and multilingual multimedia kit products for the personal computer (PC) market. The current products include:

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

         TeleWAVE Q32/3D featured surround sound, 32 polyphony, 16 MIDI channels, 4 operator, 22-voice FM music synthesizer, a General MIDI and 100 MIPs DSP wavetable power all in one board. It provides professional music studio quality stereophonic sound of real musical instruments. Using advanced DSP technology, the TeleWAVE Q32/3D allows users to turn their PC into a professional PC audio system with 128 general MIDI musical instrument sounds.

         TeleGRAPHICS SX64V+ is the next-generation ultra fast graphics and video accelerator board. It utilizes a 64-bit graphics engine with unique stream processor technology, enhanced 2D graphics acceleration and hardware assisted video playback. Features include 64-bit graphics and video co-processor, integrated 24-bit RAM-DAC with 135 MHz output pixel rate and dual clock synthesizer for true color (up to 32-bit per pixel) acceleration. It supports high resolution of up to 1600 x 1200 at color depth of 256 and 800 x 600 with 16.7 million colors.

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

         During fiscal 1998, the Company began a phase-out of all multimedia products. As a result, multimedia products collectively accounted for approximately 13% of the total revenue in fiscal 1998 while these products accounted for 35% and 48% of the total revenue in fiscal 1997 and 1996, respectively.


VIDEO DISPLAY TERMINALS

         TeleVideo designs, manufactures, markets and supports a broad range of industry standard, high performance character-based Windows, Point-of-Sale, ASCII, ANSI and PC TERM video display terminals and terminal boxes which feature high quality, low flicker, high contrast, high resolution and non-glare screens. Current terminal series include:

         The TeleVideo 9099 color terminal box, a high-performance and low-cost ASCII, ANSI, PC terminal is designed to meet productivity goals into the 21st century. It features an IBM-compatible keyboard interface for wedge type bar code scanners, wand readers, credit card readers, and/or specialized keyboards for point-of-sale, bank teller, and similar applications. The 9099 also supports standard ANSI color commands and MicroColor (color substitution for visual attributes) for legacy software with 64 colors available for both foreground and background. In addition, the 9099 offers increased flexibility by allowing the user to select any monitor size for particular application.

         The TeleVideo 9089 is a high-resolution, color windows terminal box that provides 64 colors for both foreground and background selections in each of the six windows. The 9089 allows the user to work in multiple applications and toggle or copy and paste between the applications in different windows or hosts. It also offers flexibility by allowing user to select any monitor size for particular application.

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

         The video display terminal products collectively accounted for approximately 51%, 38% and 34% of the total revenue in fiscal 1998, 1997 and 1996, respectively.


COMPUTER ENHANCEMENT PRODUCTS

         The Company, through its OMTI product line, manufactures and markets multi-function data storage products for various bus architectures. These products collectively accounted for approximately 3%, 4% and 6% of total revenues in fiscal 1998, 1997 and 1996, respectively.


PRODUCT DEVELOPMENT

         Markets that TeleVideo serves are characterized by rapid technological change. TeleVideo has an ongoing program to develop new products. Although the Company's research and development staff consists of 4 employees as of January 19, 1999, various joint projects of the Company are supported by many talented pools of engineers from participating companies. During fiscal 1998, TeleVideo spent approximately $0.4 million on company-sponsored research and development. Company-sponsored research and development expenses for fiscal 1997 and 1996 were approximately $0.8 million and $1.1 million, respectively. The Company did not engage in any customer-sponsored research and development during such years.

         Because of the fast pace of technological advances, the Company must be prepared to design, develop and manufacture new and more powerful low-cost products in a relatively short time. TeleVideo believes it has had mixed success to date in accomplishing these goals simultaneously. Like other companies in the computer industry, it will continue to experience delays in completing new product design and tooling. There is no assurance that the Company will be able to design and manufacture new products, including thin clients, that respond to the rapid changes in the market place.

SALES, MARKETING AND CUSTOMERS

         North American sales are handled from TeleVideo sales offices located in San Jose, California; Morristown, New Jersey and Hoffman Estates, Illinois. Products are sold through distributors, mass merchants, retail stores, VARs, systems integrators and OEMs.

         Products sold in Europe, Asia Pacific, Africa and Latin America are handled by the Company's office in San Jose, California through distributors, OEMs and international representatives.

         TeleVideo distributors generally do not have exclusive geographic territories. Distributor contracts can be terminated by either party without cause upon advanced written notice of 30 days or 60 days. TeleVideo's distributors typically handle a variety of computer-related products, including products competitive with those of TeleVideo. The typical distribution arrangement requires the distributor to purchase TeleVideo products with certain limited stock rotation rights. Distributors may also exercise price protection rights should the Company's product price be reduced.

         TeleVideo, through its headquarters' marketing and supporting staff, plans to continue to work closely with its distributors, mass merchants, retail stores, VARs, systems integrators and original OEMs. TeleVideo marketing staffs also provide the customers with training, sales and promotional materials, cooperative advertising programs, trade show participation and sales leads. The marketing organization also leads the product marketing role giving direction to product management and competitive positioning. The Company spent approximately 7.3% ($1.07 million), 6.6% ($1.3 million) and 2.4% ($0.52 million) of its revenues on advertising in fiscal 1998, 1997 and 1996, respectively.

         TeleVideo's customers typically purchase the Company's products on an as-needed basis. Therefore, the Company will continue to manufacture its products based on sales forecasts and upon customer orders. As a result of this strategy, the Company believes that backlog is not material to its business taken as a whole. The Company's order backlog as of October 31, 1998 was approximately $0.9 million, as compared with approximately $1.4 million at October 31, 1997, and approximately $2.8 million at October 31, 1996. TeleVideo's order backlog includes orders with a specified delivery schedule within twelve months. Because of the possibility of customer changes in delivery schedules or cancellation of orders, which is not uncommon in the computer industry, the Company's backlog as of any particular date may not be indicative of actual net sales for any succeeding period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         TeleVideo's largest customer accounted for approximately 12.3% ($1.8 million) of net sales in fiscal 1998. Another customer accounted for 11.2% ($1.66 million) of net sales in fiscal 1998. TeleVideo's product sales are primarily made for cash, due net 30, 45 or 60 days, or in the case of some foreign sales, payment by letter of credit is required.


INTERNATIONAL SALES

         International sales of TeleVideo's products constituted approximately $2.1 million (14.0%) of net sales for fiscal 1998, approximately $2.7 million (13.7%) of net sales for fiscal 1997 and approximately $3.41 million (15.8%) of net sales for fiscal 1996.

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


         RISKS OF OPERATIONS IN THE COMMONWEALTH OF INDEPENDENT STATES

         There are a number of risks involved in TeleVideo's participation in foreign joint ventures located in the Commonwealth of Independent States. These risks include the ability to execute and enforce the agreements, the future regulations governing the repatriation of funds, the political and economic instability and the dependence on future events which can influence the success or failure of the ventures and, thus, may affect the recoverability of the amounts invested by TeleVideo. Management of the Company is aware of the attendant risks relating to these ventures and continually monitors the conditions in the CIS and the activities of the joint ventures. Management further believes the investments to be secure and thus no reserves were required as of October 31, 1998. However, there can be no assurance that conditions in the CIS will not deteriorate and place the Company's investments in jeopardy.

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


COMPETITION

         TeleVideo believes that brand recognition, product quality, availability, extensive standard product features, service and price are significant competitive factors in the Company's markets. In addition to the factors listed above, the principal considerations for distributors and resellers in determining which products to offer include profit margins, immediate delivery, product support, and credit terms. TeleVideo has continued and in the future will likely continue to face significant competition, with respect to these factors, particularly from the large international manufacturers. Most of these companies have significantly greater financial, marketing and technological resources than the Company, and may be able to command better terms with their suppliers due to higher purchasing volumes. Therefore, there is no assurance that the Company will be able to successfully compete in the future.


PRODUCTION

         The Company subcontracts all of the manufacture of its terminal, monitor and multimedia products to manufacturers in Japan, Taiwan, The People's Republic of China and South Korea. TeleVideo does not have any long-term contracts with its overseas manufacturers. The testing, inspection and some minor assembly work are done at its California headquarters. The Company believes its current manufacturing facilities in California will continue to be adequate for its purposes for the foreseeable future.

         The Company generally uses standard parts and components for its products, although certain components are presently available and secured only from a single source. The Company's largest supplier accounted for approximately 26.2% (approximately $3.9 million), 7.1% (approximately $1.1 million), and 5.6% (approximately $0.8 million), respectively, of net purchases in fiscal 1998. Loss of this supplier might have an adverse effect on the product supply of the Company. The Company believes, however, that in most cases, alternative sources of supply could be arranged as and when needed by the Company. To date, TeleVideo has not experienced any significant difficulties or delays in production of its monitor, terminal and multimedia products.

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


EMPLOYEES

         As of January 19, 1999, the Company's full-time employees totaled 41, a decrease of 25% in the number of employees, which was 56, reported at the end of fiscal 1997. Of the total number of employees, 21 are engaged in product research, engineering, development and manufacturing; 8 in marketing and sales; and 12 in general management and administration. The Company-wide reorganization, which had started in previous fiscal years, has been completed during fiscal 1998. The Company has now stabilized its workforce and is well poised to embark on future tasks. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel.

         None of the Company's employees is subject to a collective bargaining agreement or represented by a union, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The Company's headquarters, research and development and administrative operations are housed in a 69,630 square foot building located on 2.5 acres in San Jose, California, which was owned by the Company. On December 28, 1998, the Company sold the building and has leased it back. The lease expires on December 31, 2013.

         The Company leases a domestic sales office in Hoffman Estates, Illinois. The lease is on a month to month basis with a current monthly rental rate of $1,201. Management believes that the Company would be able to secure an extension to the lease if such an extension is deemed necessary in the future. In May 1997, the Company opened an eastern regional sales office in Morristown, New Jersey. The office is currently located at the residence of the employee until such time that an appropriate site is located. During fiscal 1997, the Company closed its domestic sales office in Newport Beach, California.

ITEM 3.  LEGAL AND OTHER PROCEEDINGS

         TAX AUDITS

         On July 14, 1997, the State of Massachusetts issued to the Company a certificate of withdrawal to do business in the state. Consequently, $250,000 was removed from deferred taxes and was recognized as other income. The only issue pending is the California Franchise Tax exposure resulting from the previous Federal Income Tax audits. The Company believes that a resolution of this audit could occur in fiscal 1999 and its maximum exposure will not exceed $350,000. The Company has accrued this full amount at October 31, 1998.

         OTHER LEGAL PROCEEDINGS

         The Company has been named, along with dozens of other manufacturers, designers, and distributors of computer equipment, as a defendant in several lawsuits regarding product liability in connection with the alleged defective design of computer terminal keyboards and the size of the computer monitor screens. The first claim alleges that the various plaintiffs have suffered some form of severe wrist injury from the use of these keyboards. The second claim alleges that there was false advertising which claimed that the video screens were 17 inches in size, when in reality they were only 15 inches. The Company's attorneys have prepared a defense for these cases and the Company's insurance carriers are informed of the plaintiffs' claims. The Company intends to vigorously defend against the allegations of these suits. Management believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol "TELV." The following table sets forth for the periods indicated the high and low last sales prices for the Common Stock as reported by Nasdaq. The prices quoted below reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                 High         Low
                               --------     -------
FISCAL 1997:

        First Quarter           $2.2500     $1.3752
        Second Quarter           1.7500      0.8752
        Third Quarter            1.8752      1.1252
        Fourth Quarter           4.1252      1.2500

FISCAL 1998:

        First Quarter           $3.3750     $1.7500
        Second Quarter           3.1250      1.3750
        Third Quarter            2.0625      0.9688
        Fourth Quarter           1.0313      0.7188

         There were 756 holders of record of the Company's Common Stock at February 8, 1999.

         On February 8, 1999, the closing price of the Company's Common Stock in the over-the-counter market, as reported on the Nasdaq National Market, was $0.90625 per share. The Company effected a 4-for-1 reverse stock split of its outstanding common stock on April 23, 1998 in order to meet the Nasdaq National Market Maintenance Criteria. Stock prices after the effective date of the reverse split reflect the reverse stock split. Stock prices before the effective date of the reverse split also reflect the reverse stock split retroactively.

         The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company presently intends to retain any earnings for use in its business.

        (The remainder of this page was left blank intentionally.)

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

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Year Ended October 31,
                                     ---------------------------------------------------------------------------
                                        1998             1997             1996            1995            1994
                                     ---------        ---------        ---------       ---------        --------
STATEMENT OF OPERATIONS DATA:

Net sales                              $14,751          $19,884          $21,576         $16,914        $13,232
    Income (loss) from continuing
       operations                       (4,727)          (3,115)          (4,638)         (4,741)        (1,869)

Net income (loss)                       (8,881)(4)       (3,294)(3)       (2,917)(2)         415(1)        (907)
   Income (loss) from continuing
       operations (per share)            (0.42)           (0.28)           (0.41)          (0.42)         (0.16)
    Net income (loss) (per share)        (0.78)           (0.29)           (0.26)           0.04          (0.08)

BALANCE SHEET DATA:

Cash and cash equivalents              $ 1,640          $ 3,604          $ 4,496         $ 5,145        $ 2,131
Working capital                          2,533            9,208           13,239          13,035          7,246
Total assets                            10,659           17,918           23,090          24,600         26,045
Stockholders' equity                     6,437           15,288           18,544          21,345         21,832


         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements for a discussion of operating results, liquidity needs and acquisitions and dispositions during the periods.

       (1)      Includes net gains (loss) from the following (in thousands):

                (A)      Sale of building                                                      $1,350
                (B)      Disposition of Russian joint venture interest                          1,910
                (C)      Sale of interest in Kabil Electronics                                  1,422
                (D)      Disposal of SMS product line                                            (346)
                                                                                               ------
                                                                                               $4,336
                                                                                               ------
                                                                                               ------

       (2) Includes net gain from the sale of InterTerminal joint venture interest of $1,370,000.

       (3)    Includes net gains(loss) from the following (in thousands):

               (A) Loss from investment in APT venture                                         $ (623)
               (B) Gain from Russian investment                                                   100
               (C) Gain from tax settlement                                                       250
               (D) Korean currency valuation adjustment                                          (115)
                                                                                                -----
                                                                                               $ (388)
                                                                                               ------
                                                                                               ------
       (4)    Includes net loss from investment in APT venture of $ 4,076,903.

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

GENERAL

         The Company focused its resources on the terminal and multimedia product lines after the Company completed a phase-out of its personal computer products in fiscal 1993. In November 1996, the Company announced its entry into the computer monitors market. Efforts continued to expand in the development of new multimedia products and upgrade kits in fiscal 1996 and fiscal 1997. During fiscal 1998, with continued expansion of monitor products, the Company started a phase-out of its multimedia products. Results in fiscal 1998, as well as in previous fiscal 1997, were also impacted by a continued shift in product mix, with the Company's monitors and terminal products contributing approximately 80% of the total sales. In November 1998, the Company launched its Windows-based terminal products.

         The Company has reduced its marketing and sales force from 15 employees at October 31, 1997 to 8 employees at October 31, 1998, as a result of its continuing effort to reduce operating costs and to improve operating efficiency. In order to lower the production costs, the Company has continued to negotiate with its suppliers and has also shifted its production process from in-house to overseas manufacturing.


RESULTS OF OPERATIONS

         FISCAL 1998 COMPARED TO FISCAL 1997

         Net sales for fiscal year 1998 were approximately $14.75 million, a decrease of approximately 25.8% compared to $19.88 million net sales in fiscal 1997. The decrease in net sales in fiscal 1998 was mainly due to the decrease in the sale of multimedia products, which the Company is gradually phasing out, from approximately $6.5 million in 1997 to approximately $1.9 million in 1998, a decrease of 70.7%. Additionally, there were decreases in the sales of OMTI board, spares, repairs and miscellaneous products from approximately $2.3 million in 1997 to $1.2 million in 1998, or 52.4%. However, monitor net sales increased from $3.5 million in 1997 to $4.4 million in 1998, an increase of 24%, to offset the decrease in net sales of multimedia and other products.

         Cost of sales decreased from approximately $17.79 million in 1997 to $13.38 million in 1998, a decrease of 24.8%. Cost of sales as a percentage of net sales increased from 89.5% in 1997 to 90.7% in 1998, primarily due to lower profit margins for multimedia products. Manufacturing expenses (which are included in cost of sales) decreased from approximately $1.3 million in fiscal 1997 to approximately $1.1 million in fiscal 1998, a decrease of $182,000 or 14.4%. The decrease was mainly due to the decrease in number of employees from 27 in 1997 to 17 in 1998.

         Sales and marketing expenses decreased from approximately $3.0 million in fiscal 1997 to approximately $2.4 million in fiscal 1998, a decrease of 18.6%. As a percentage of net sales, sales and marketing expenses were almost the same for 1997 and 1998 from 15% to 16.5%, respectively. The decrease in actual expenses was primarily due to the decrease in employee headcount in sales and marketing departments and a reduction in advertising expenses.

         Research and development expenses decreased as a percentage of net sales from approximately 4% in fiscal 1997 to 3% in fiscal 1998, as actual expenses decreased from $762,000 in 1997 to $370,000 in 1998, a decrease of 51.4%. The decrease was due mainly to the further reduction in employee headcount in the Company's engineering department.

         General and administrative expenses increased as a percentage of net sales from approximately 7.3% in fiscal 1997 to approximately 22.3% in fiscal 1998 while actual expenses also increased from approximately $1.46 million in fiscal 1997 compared to approximately $3.3 million in fiscal 1998, a 126% increase. The increase was due primarily to the increase in bad debts from approximately $293,000 recovery in fiscal 1997 to approximately $2.3 million in expense in 1998.

         The Company has completely written off its accounts and note receivable from Applied Computer Technology, Inc., resulting in a total loss of approximately $1.96 million.

         The loss from operations reported in fiscal 1998 increased approximately $1.6 million or approximately 52%, from approximately $3.1 million in fiscal 1997 to approximately $4.7 million in fiscal 1998. The increase was primarily due to the increase in general and administration expenses stemming from the recognition of bad debt from major customers, and the decrease in net sales from $19.9 million in fiscal 1997 to $14.8 million in fiscal 1998.

         The net loss for fiscal year 1998 was approximately $8.9 million, compared with a $3.3 million net loss for fiscal 1997. In addition to the various factors noted above, the loss from equity investment in Applied Photonics Technology, Inc. of approximately $4.08 million was the paramount reason for the approximately 170% increase in net loss.

         Net loss per share in fiscal 1998 was $0.78 based on 11,387,685 weighted average shares outstanding, compared to a net loss per share in fiscal 1997 of $0.29 based on 11,374,810 weighted average shares outstanding. The shares outstanding numbers reflect a 4-for-1 reverse stock split effected in April 1998.

         No income tax expense or credit was provided for in fiscal 1998. The Company has approximately $98 million in federal net operating loss and credit carryovers and approximately $32 million in state net operating loss carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carry forwards since realization of any such benefit is not assured.


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

         Cost of sales decreased from approximately $20.63 million in fiscal 1996 to approximately $17.79 million in fiscal 1997, resulting in a decrease in the percentage of sales from approximately 95.6% to 89.4% during the same period. The percentage decrease in cost of sales and the corresponding increase in gross margin in fiscal 1997 (an increase from approximately 4.4% to 10.6%) were primarily the results of lower multimedia sales which historically have a lower profit margin.

         Inventory reserves were decreased by approximately $140,000 for fiscal 1997. The Company reduced the reserve during the year by $519,000 reflecting reductions in ending reserved inventory and increased the reserve by $379,000 reflecting additional charges to cost of goods sold for obsolete and slow moving inventory.

         Manufacturing expenses increased from approximately $1.2 million in fiscal 1996 to approximately $1.3 million in fiscal 1997, an increase of $113,000 or 9.8%. The increase was mainly due to the increase in depreciation of production equipment and outside consulting.

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

         General and administrative expenses decreased as a percentage of sales from approximately 9.6% in fiscal 1996 to approximately 7.8% in fiscal 1997, while actual expenses also decreased from $2.1 million in fiscal 1996 compared to $1.46 million in fiscal 1997, a 30% decrease. The decrease was due primarily to the reduction in the provision for doubtful accounts from $760,000 in 1996 to $292,500 in 1997.

         The loss from operations reported in fiscal 1997 decreased approximately $1.5 million or approximately 30.7%, from $4.6 million in fiscal 1996 to $3.1 million in fiscal 1997. The decrease was due primarily to the decrease in cost of sales and to the decrease in operating expenses in research and development and general and administration, partially offset by the increase in sales and marketing due to the increase in advertising expense.

         The Company recognized a net gain from the sale of TeleVideo-RUS in the amount of $100,000 in fiscal 1997. A loss of $390,000 is also recognized representing 30% equity interest in Advanced Photonics Technology, Inc. and $115,000 due to currency devaluation of the Korean won in the Company's investment with Koram.

         Interest income earned in fiscal 1997 decreased to $410,000 from $697,000 in fiscal 1996, a 41.2% decrease. The decrease was primarily due to lower cash level in 1997 than in 1996.

         Net loss for fiscal year 1997 was approximately $3.3 million, compared with $2.9 million net loss for fiscal 1996. The loss in fiscal 1997 was a result of the various factors noted above.

         Net loss per share in fiscal 1997 was $0.29 based on 11,374,810 weighted average shares outstanding, compared to a net loss per share in fiscal 1996 of $0.26 based on 11,351,000 weighted average shares outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled approximately $1.64 million at October 31, 1998, down $1.96 million (approximately 54.5%) from fiscal 1997 year-end levels of $3.6 million. The decrease in the cash and cash equivalents resulted primarily from the net cash used in operating activities of approximately $2.2 million and the cash used for investments and advance to affiliate aggregating $2.7 million offset by the net cash provided by notes payable of approximately $2.5 million.

         Approximately $1.0 million in certificates of deposit were pledged as collateral for comparable amounts of stand-by and sight letters of credit under the letter of credit agreements as of the end of fiscal 1998. At October 31, 1998, the Company had approximately $230,000 in outstanding letters of credit which were secured by the pledged deposits under this agreement.

         Net account receivables of $2.4 million at the end of fiscal 1998 were down $1.77 million (approximately 42.3%) from the 1997 year-end level of $4.2 million. The decrease in net account receivables was primarily due to having written off account receivable of approximately $865,000 from one of the Company's major customers. In addition, there was a decrease in net sales, combined with increase in collection of account receivables. Days sales outstanding in accounts receivables decreased from 72 days in fiscal 1997 to 60 days in fiscal 1998.

         Net inventories of approximately $2.27 million at the end of fiscal 1998 were down approximately 22% from the 1997 year-end level of $2.92 million.

         Working capital at the end of fiscal 1998 was approximately $2.5 million, down approximately 70% from the fiscal 1997 year-end level of approximately $9.2 million.

         At the current consumption rate, the Company's cash balance of approximately $1.64 million at October 31, 1998 (which includes $1.0 million pledged as security for stand-by and sight letters of credit) with additional fund proceeds from building sale, subsequent to year end, was anticipated to be adequate to fund the Company's fiscal 1999 operations at projected levels.


IMPACT OF YEAR 2000 ISSUES

         The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Following December 31, 1999, the Company's computer equipment and software that is time sensitive, including equipment with embedded technology such as telephone systems and facsimile machines, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to engage in normal business activities.

         The Company is in the process of assessing its computer systems, software and operations infrastructure, including systems being developed to improve business functionality, to identify computer hardware, software and process control systems that are not Y2K compliant. The Company is internally evaluating the Y2K compliance of its existing computer systems, software and operations infrastructure and any Y2K issues of third parties of business importance to the Company. The Company is trying to minimize any disruptions to the Company's business which could result from the Y2K problem and to minimize liabilities which the Company might incur as a result of such disruptions. The Company currently anticipates that its Y2K assessment efforts will be completed by the end of second quarter of fiscal 1999.

         The Company has also initiated communications with its significant suppliers and service providers and certain strategic customers to determine the extent to which such suppliers, providers or customers will be affected by any significant Y2K issues. Although, as of February 1, 1999, the Company has not received a significant number of responses to its inquiries, the Company believes that these communications will permit the Company to determine the extent to which the Company may be affected by the failure of these third parties to address their own Y2K issues and may facilitate the coordination of Y2K solutions between the Company and these third parties. There can be no guarantee, however, that third parties of business importance to the Company will successfully and timely evaluate and address their own Y2K issues. The failure of any of these third parties to achieve Y2K compliance in a timely fashion could have a material adverse effect on the Company's business, financial position, results of operations or cash flows. The Company does not expect that the costs of replacing or modifying the computer equipment and software will be substantially different, in the aggregate, from the normal, recurring costs incurred by the Company for systems development, implementation and maintenance in the ordinary course of business. In this regard, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Y2K compliant.

         The Company does not presently believe that the Y2K issue will pose significant operational problems for the Company. However, if all Y2K issues are not properly identified, or assessment, replacement or modification and testing are not effected in a timely fashion with respect to Y2K problems that are identified, there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows or adversely affect the Company's relationships with customers, suppliers or others.

         The Company has not yet developed a contingency plan for dealing with the operational problems and costs, including loss of revenues, that would be reasonably likely to result from failure by the Company and certain third parties to achieve Y2K compliance on a timely basis. The Company does have a plan to perform its analysis of the problems and costs associated with the failure to achieve Y2K compliance and to establish a contingency plan in the event of such failure by December 31, 1999.

         The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates as of the date of this Annual Report, which are based on numerous assumptions as to future events. There can be no assurance that these estimates will prove accurate, and actual results could differ materially from those estimated if these assumptions prove inaccurate or inadequate.


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

              (Remainder of this page was intentionally left blank)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                      PAGE NO.
                                                                      IN 10-K
                                                                      --------
Report of Independent Certified Public Accountants..................     21

Consolidated Balance Sheets - October 31, 1998 and 1997 ............     22

Consolidated Statements of Operations for the Years Ended
October 31, 1998, 1997 and 1996.....................................     23

Consolidated Statement of Stockholders' Equity for the Years Ended
October 31, 1998, 1997 and 1996.....................................     24

Consolidated Statements of Cash Flows for the Years Ended
October 31, 1998, 1997 and 199......................................     25

Notes to Consolidated Financial Statements .........................     26





                  (Remainder of page left blank intentionally)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
TeleVideo, Inc.

We have audited the accompanying consolidated balance sheets of TeleVideo, Inc. and Subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleVideo, Inc. and Subsidiaries as of October 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.



/s/ GRANT THORNTON LLP
-----------------------
    Grant Thornton LLP


San Jose, California
December 18, 1998
(except for note 14, as to which the
date is December 28, 1998 and note 4, as to which the date is February 16, 1999)


                                 TELEVIDEO, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              October 31,
                                                                                      ----------------------------
                                                    ASSETS                                1998            1997
                                                                                      -----------    -------------
CURRENT ASSETS:
    Cash and cash equivalents (including restricted cash of
       $1,000 in 1998 and $3,000 in 1997)                                             $     1,640    $     3,604
    Accounts receivable, less allowance of $1,352 in 1998 and $438 in 1997                  2,420          4,191
    Inventories                                                                             2,275          2,923
    Prepayments and other                                                                     420            220
    Loan receivable from major customer, less allowance of $313 in 1997                         -            900
                                                                                      -----------    -----------
              Total current assets                                                          6,755         11,838
                                                                                      -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                      890            890
    Building                                                                                1,035          1,035
    Production equipment                                                                      530            524
    Office furniture and equipment                                                          1,146          1,140
    Building improvements                                                                   1,105          1,105
                                                                                      -----------    -----------
                                                                                            4,706          4,694
    Less accumulated depreciation and amortization                                          2,138          1,934
                                                                                      -----------    -----------
              Property, plant and equipment, net                                            2,568          2,760

Long term receivable from major customer, less allowance of $292 in 1997                        -            608

INVESTMENTS IN AFFILIATES                                                                   1,336          2,712
                                                                                      -----------    -----------
              Total assets                                                            $    10,659    $    17,918
                                                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                  $       541    $     1,539
    Notes payable                                                                           2,500              -
    Accrued liabilities                                                                       820            730
    Income taxes                                                                              361            361
                                                                                      -----------    -----------
              Total current liabilities                                                     4,222          2,630
                                                                                      -----------    -----------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value;
       Authorized--75,000,000 shares
       Outstanding--11,391,085 shares in 1998 and 11,374,810
          shares in 1997                                                                      458            455
    Additional paid-in capital                                                             95,698         95,671
    Accumulated deficit                                                                   (89,719)       (80,838)
                                                                                      -----------    -----------
              Total stockholders' equity                                                    6,437         15,288
                                                                                      -----------    -----------
              Total liabilities and stockholders' equity                              $    10,659    $    17,918
                                                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                                                              22

                                 TELEVIDEO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Year Ended October 31,
                                                                  ------------------------------------
                                                                    1998          1997          1996
                                                                  --------      --------      --------

NET SALES                                                         $ 14,751      $ 19,884      $ 21,576

COST OF SALES                                                       13,381        17,785        20,627
                                                                  --------      --------      --------
GROSS PROFIT                                                         1,370         2,099           949

OPERATING EXPENSES:
    Sales and Marketing                                              2,438         2,995         2,428
    Research and Development                                           370           762         1,097
    General and Administrative                                       3,289         1,457         2,062
                                                                  --------      --------      --------
              Total Operating Expenses                               6,097         5,214         5,587
                                                                  --------      --------      --------
              Loss from Operations                                  (4,727)       (3,115)       (4,638)

GAIN ON SALES OF INVESTMENTS IN
    UNCONSOLIDATED AFFILIATES                                            -             -         1,369

EQUITY IN LOSS OF AFFILIATE                                         (4,077)         (738)          (33)

INTEREST AND OTHER INCOME (EXPENSE), net                               (77)          559           385
                                                                  --------      --------      --------

              Net loss                                            $ (8,881)     $ (3,294)     $ (2,917)
                                                                  ========      ========      ========

Net loss per share, Basic and diluted                             $  (.078)     $  (0.29)     $  (0.26)
                                                                  ========      ========      ========


Shares used in computing basic and diluted net loss per share       11,388        11,375        11,351
                                                                  ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                THREE YEARS ENDED
              OCTOBER 31, 1998, OCTOBER 31, 1997, OCTOBER 31, 1996



                                                        Common Stock      Additional                                  Total
                                                    -------------------    Paid in        Other     (Accumulated   Stockholders'
                                                     Shares     Amount     Capital      Adjustment    Deficit)        Equity
                                                    --------   --------   ----------   -----------  ------------  --------------
Balance - October 31, 1995                           11,287      $451      $95,560        $(39)       $(74,627)      $21,345

    Unrealized loss from marketable securities            -         -            -          39               -            39


    Exercise of employee stock options                   63         3           74           -               -            77

    Net loss                                              -         -            -           -          (2,917)       (2,917)
                                                    --------   --------    -------        -----      ----------      --------

Balance - October 31, 1996                           11,350       454       95,634           -         (77,544)       18,544

    Exercise of employee stock options                   25         1           37           -               -            38

    Net loss                                              -         -            -           -          (3,294)       (3,294)
                                                    --------   --------   --------        -----      ----------      --------

Balance - October 31, 1997                           11,375       455       95,671           -         (80,838)       15,288

    Exercise of employee stock options                   16         3           27           -               -            30

    Net loss                                              -         -            -           -          (8,881)       (8,881)
                                                    --------   --------   --------        -----      ----------      --------
Balance - October 31, 1998                           11,391      $458      $95,698        $  -        $(89,719)      $ 6,437
                                                    --------   --------   --------        -----      ----------      --------
                                                    --------   --------   --------        -----      ----------      --------


    The accompanying notes are an integral part of this financial statement.

                                 TELEVIDEO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    Year Ended October 31,
                                                                                ------------------------------
                                                                                1998         1997         1996
                                                                               ------       ------       -------
INCREASE (DECREASE) IN CASH:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                  $(8,881)     $(3,294)      $(2,917)
       Charges (credits) to operations not affecting cash:
          Provision (recovery) for bad debts on receivables                     2,300         (293)          410
          Provision for excess and obsolete inventories                           123         (379)           50
          Net loss on sales of property and investment                              -           12            44
          Loss on investment in unconsolidated affiliates                       4,077          738            33
          Depreciation and amortization                                           204          362           275
          Loss on write off of foreign investments and loans                        -            -            97
          Income tax settlement                                                     -         (250)            -
       Changes in operating assets and liabilities:
          Accounts receivable                                                     564         (111)       (1,211)
          Inventories                                                             524        3,290          (149)
          Prepayment and other                                                   (200)        (159)          274
          Accounts payable                                                       (998)      (1,540)        1,418
          Accrued liabilities                                                      90         (126)         (126)
                                                                              -------      -------       -------
              Net cash used in operating activities                            (2,197)      (1,750)       (1,802)
                                                                              -------      -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                    (12)         (55)          (98)
    Loans to affiliate and other                                               (1,700)      (2,300)            -
    Increase in investments in affiliates                                      (1,000)      (3,225)         (205)
    Payments received on notes receivable from affiliate and other                415        6,400           513
    Proceeds from sales of property and investment                                  -            -           866
                                                                              -------      -------       -------
                 Net cash (used in) provided by investing activities           (2,297)         820         1,076
                                                                              -------      -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                         30           38            77
    Proceeds from note payable - affiliate                                        500            -             -
    Proceeds from note payable - other                                          2,000            -             -
                                                                              -------      -------       -------
              Net cash provided by financing activities                         2,530           38            77
                                                                              -------      -------       -------
DECREASE IN CASH AND CASH EQUIVALENTS                                          (1,964)        (892)         (649)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
    OF THE YEAR                                                                 3,604        4,496         5,145
                                                                              -------      -------       -------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                              $ 1,640      $ 3,604       $ 4,496
                                                                              -------      -------       -------
                                                                              -------      -------       -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Income taxes                                                           $     -      $     -       $    -
       Interest                                                               $    98      $     -       $    -


   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and certain of its majority owned subsidiaries, after elimination of inter-company accounts and transactions.

    INVESTMENTS IN AFFILIATES

    All of the Company's unconsolidated affiliates, except for Applied Photonic Technology ("APT") which uses the equity method, are accounted for using a cost method. The Company's investments in joint ventures in the Commonwealth of Independent States, some of which represent a majority interest in the joint venture, are not consolidated due to the lack of reliable financial information from the entity. Such investments are also carried at cost. (See "Joint Ventures.")

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

    BASIC AND DILUTED NET LOSS PER SHARE

    The Company adopted SFAS No. 128 "Earnings per Share" during the year ended October 31, 1998. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

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

    ADVERTISING COSTS

    Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled approximately $1.07 million for 1998, approximately $1.3 million in 1997 and $0.5 million in 1996.

    RESEARCH AND DEVELOPMENT COSTS

    Costs incurred for the development and enhancement of new products and services are charged to expense as incurred.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of cash and cash equivalents, accounts receivable, trade payables and notes payable approximates carrying value due to the short term nature of such instruments.

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $646,000 and $523,000 in 1998 and 1997, respectively:

                                                    October 31,
                                               -------------------
                                                1998         1997
                                               ------       ------
          Purchased parts and subassemblies    $1,196       $1,075
          Work-in-process                          91          459
          Finished goods                          988        1,389
                                               ------       ------
                                               $2,275       $2,923
                                               ------       ------
                                               ------       ------



    PROPERTY, PLANT AND EQUIPMENT

    Depreciation and amortization are provided over the estimated useful lives of the assets using both straight-line and accelerated methods.

               Building                                   40 years
               Production equipment                       1-10 years
               Office furniture                           1-10 years


    RECLASSIFICATIONS

    Certain reclassifications have been made to conform to the 1998 presentation, including changes which effect comparability of the annual financial information to previously filed quarterly information. None of such reclassifications are material to the financial statements taken as a whole.

    ADOPTIONS OR RECENT PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 130, Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

    In June 1997, The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS No. 131 is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

    In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which is effective for fiscal years commencing after June 15, 1999. The adoption of SFAS No. 133 is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

2.  ACQUISITIONS AND DIVESTITURES:

    MYSIMON, INC.

    In September, 1998, the Company invested in the online comparison shopping Internet company, mySimon, inc. The total investment was $1.0 million, and is accounted for on the cost method.

    Using proprietary intelligent agent technology called Virtual Learning Agent
    (VLA), mySimon, inc. assists online shoppers by scouring the Internet to instantly find the best prices on products from thousands of online merchants.

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

    In February 1995, the Company further loaned AdMOS $384,000 at an interest rate of 10% per annum. Approximately $104,000 was repaid to the Company in August 1995. In November 1995, the Company received another $100,000 from AdMOS. The Company has fully reserved the unpaid balance of $184,000 plus accrued interest as of October 31, 1998.

    TLK, INC.

    In November 1996, the Company invested $150,000 in exchange for a 20% ownership in TLK, Inc. for the China Power Plant projects in Lin Zhang, Quin Yuan and Henan Provinces in China. The Company expects to have a return on investment during fiscal 1999. The investment is accounted for using the cost method.

    KORAM, INC.

    On March 3, 1997, the Company deposited $224,820 in escrow in Korea, which amount is to be used to purchase a 50% ownership in a restaurant venture in Seoul, Korea. The amount deposited has been written down to $109,820 due to the devaluation of the Korean won.

    APPLIED PHOTONICS TECHNOLOGY, INC.

    On April 16, 1997, the Company entered into a Common Stock Purchase agreement with Applied Photonics Technology, Inc. (APT), a California corporation, whereby the Company purchased a 30% interest in APT for $3.0 million.

    Founded in October 1996, APT is a developmental stage enterprise specializing in the development of electronics display technology. The anticipated markets for APT's outdoor media display system include the high end of billboard and illuminated sign markets, sports stadiums and arenas, transportation terminals, volume retailers and malls, and safety/public information displays. APT has not recorded any sales to date. The Company has been advised by APT that APT estimates its first sales will commence in fiscal 1999.

    The Company accounted for its investment in APT using the equity method of accounting during previous fiscal years. For the year ended October 31, 1998, the Company has written off its equity investment, related goodwill, and note receivable aggregating approximately $4.1 million. The total loss from APT is as follows:

                  Equity Investment         $  556,000
                  Goodwill                  $1,821,000
                  Note Receivable           $1,700,000
                                            ----------
                                            $4,077,000
                                            ----------
                                            ----------

    The Company currently expects that APT's existing capital and internally generated funds would not be adequate for APT capital requirements through fiscal 1999. Substantial additional funds will be required from external sources to support APT's operation during fiscal 1999 and beyond. The Company has been advised that APT expects to receive such substantial additional funds through equity investment during early fiscal 1999, which may be adequate for its capital requirements through fiscal 1999 and beyond. However, there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms.

    Condensed financial information of APT follows:

    BALANCE SHEET:

                                                     October 31
                                              --------------------------
                                                 1998            1997
                                              -----------     ----------
                                              (Unaudited)      (Audited)

    Current Assets                              $  54           $ 1,632
    Other Assets                                  506               669
                                                ------          -------
              Total Assets                        560             2,301
                                                ------          -------
                                                ------          -------
    Liabilities                                  2,828              321
    Common Stock                                 3,626            3,626
    Accumulated Deficit                         (5,894)          (1,646)
                                                ------          -------

              Total Liabilities and Equity      $  560          $ 2,301
                                                ------          -------
                                                ------          -------

    STATEMENT OF OPERATIONS:

    Operating Expenses                         ($4,455)        ($ 1,515)
    Interest  & Misc. Income                        39               37
                                               -------         --------
    Net Loss                                   ($4,416)        ($ 1,478)
                                               -------         --------
                                               -------         --------

    RUSSIAN JOINT VENTURES

    In fiscal 1994, 1995 and 1996, the Company acquired interests in various joint ventures, primarily in the Commonwealth of Independent States. These investments are accounted for on the cost method.

    INTERTERMINAL

    In April 1994, the Company acquired a 51% ownership of the "InterTerminal" joint venture in exchange for a $5,100 cash investment and a commitment to fund a $3.65 million loan, 20% interest rate, interest free for one year, to the venture. The main purpose of the joint venture was the construction of a truck terminal, completed in early 1995, approximately 25 miles outside of Moscow. TeleVideo sold its 51% ownership in May 1995. The $3.65 million loan was repaid to the Company in fiscal 1995. An additional $1,369,500 was received and recognized as a gain in fiscal 1996.

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

3.  LETTER OF CREDIT AGREEMENT:

    The Company has one letter of credit agreement with the bank whereby the bank will issue up to a total of $1.0 million of standby and sight letters of credit. These agreements are contingent upon the Company maintaining time deposits (CD's) at the banks as collateral in a total amount no less than the outstanding borrowings. At October 31, 1998, the Company had letters of credit outstanding of approximately $230,000 which were secured by CD's of $1.0 million.

4.  RELATED PARTY TRANSACTIONS:

    During 1998, 1997, and 1996 the Company has had transactions with its affiliates as follows (in thousands):

                                                          1998         1997         1996
                                                       ---------    ---------    ---------
          Note receivable at October 31:
              AdMOS  (1)                                 $  4         $  4         $104
              AdMOS  (1)                                  180          180          180

          Interest receivable at October 31:
              AdMOS  (1)                                   69           68           65
              AdMOS  (1)                                   77           60           42


    The Company also borrowed $500,000 from Gem Management, Inc., a company owned by the majority shareholder's spouse, on September 15, 1998.
    The unsecured loan bears annual interest at a prime rate with principal and interest due on demand. On February 16, 1999, the outstanding loan principal and interest has been paid in full.

(1)      Amounts are fully reserved.


5.  TRANSACTIONS WITH MAJOR CUSTOMERS

    The Company has entered into the following transactions with one of its major customers, Applied Computer Technology, Inc., (ACT).

    1) In June 1997, the Company loaned ACT $2,300,000. Interest on the loan accrues at 2% per month. All interest income accrued on the loan is being deferred by the Company until the amounts are received. As of October 31, 1997, the loan principal balance was $900,000. Since then the loan has been paid down to $485,000, which was the loan balance at October 31, 1998 prior to the write-off discussed below.

    2) At October 31, 1997, ACT had owed the Company approximately $2.1 million in trade receivables, which represented approximately 41% of net trade receivables. Subsequently, the Company agreed to exchange $900,000 of outstanding trade receivables for $900,000 of Series A convertible preferred stock of ACT. The preferred shares were convertible into common stock at the option of the holder, based on the 5 day average closing bid price of ACT common stock prior to conversion, subject to a floor of $2.50 per share and a ceiling of $4.25 per share. The conversion rate was subsequently changed. ACT had the obligation to register the shares by filing a registration statement with the Securities and Exchange Commission (SEC) and the preferred shares would have been automatically converted once the registration statement became effective. However, ACT failed to register the shares with SEC.

       The preferred shares were issued in December, 1997. As of October 31, 1997, the Company had reflected the $900,000 as a long term receivable and had further provided a reserve of $292,500 against the $900,000 to reflect the fair value of the preferred shares ultimately issued, taking into consideration the lack of liquidity of the securities.

       Additionally, $864,620 was outstanding as trade receivables due from ACT at October 31, 1998.

       ACT has experienced a significant downturn in its business and the Company has written off a total amount of $1,957,120 as uncollectible receivables, which include $864,620 trade receivables, $607,500 long term note receivable and $485,000 note receivable.

6.  CAPITAL STOCK:

    The Company effected a 4-for-1 reverse stock split of its outstanding common stock on April 23, 1998. All shares and per share amounts have been retroactively adjusted for such reverse stock split.

    PREFERRED STOCK

    The Company has authorized 3,000,000 shares of preferred stock. No preferred stock has been issued to date.

    STOCK OPTION PLANS

    The Company has three stock option plans, the 1991 ISO Plan ("1991 ISO Plan"), the 1981 ISO Plan ("1981 ISO Plan") and the 1981 Supplemental Plan (the "Supplemental Plan") accounted for under the APB Opinion 25 and related interpretations. The 1991 ISO Plan provides for the granting of incentive and non- statutory options to employees including officers and directors who are employees for up to 4,000,000 shares. The options, which have a term of ten years when issued, vest over five years. The exercise price of each option equals to market price of the Company's stock on the date of grant. Both the 1981 ISO Plan and the Supplemental Plan expired in October 1991 and the exercise price for options granted under those plans was re-priced at $0.22 per share in November 1991, the market price of the Company's common stock at that date. Accordingly, no compensation cost has been recognized for any of the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below. Pro forma results for 1998 and 1997 may not be indicative of the pro forma results in the future periods because the pro forma amounts do not include pro forma compensation cost for options granted prior to November 1, 1995.


                                                    OCTOBER 31,
                                              ----------------------
                                                1998           1997
                                              -------        -------
          Net loss (in thousands)
              As reported                     ($8,881)       ($3,294)
              Pro forma                       ($8,987)       ($3,394)

          Loss per share, basic and diluted
              As reported                      ($0.78)        ($0.29)
              Pro forma                        ($0.79)        ($0.29)


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997 respectively: no expected dividends; weighted average risk-free interest rate of 6.69% and 6.05%; stock volatility 164% in 1998 and 139% in 1997; and expected lives of 10 years. The weighted average fair value of options granted were $1.49, $1.24 and $2.44 in 1998, 1997 and 1996, respectively.

    A summary of the status of the Company's stock option plans as of October 31, 1998, and changes during the three years ending October 31, 1998 is presented below:

                                                     OPTIONS OUTSTANDING
                                                      OCTOBER 31, 1998

                                             OUTSTANDING                         EXERCISABLE
                               ---------------------------------------    ---------------------------
                                               WTD AVG.                   WTD AVG.           WTD AVG.
          RANGE OF             NUMBER          REMAINING      EXERCISE    NUMBER             EXERCISE
          EXERCISE PRICES      OUTSTANDING     CONT. LIFE     PRICE       EXERCISABLE        PRICE
          ---------------      -----------     ----------     --------    -----------        --------
          1991 ISO PLAN

          $0.88 - $1.32          125,062           7.97          $0.97        56,812             $1.02
          $1.52 - $2.12           51,188           7.57          $1.73        27,562             $1.69
          $2.64 - $2.88            5,250           6.41          $2.73         3,625             $2.73
          $4.12                    2,500           6.87          $4.12         1,875             $4.12

          Totals                 184,000           7.80          $1.27        89,874             $1.36
                                 -------           ----          -----        ------             -----
                                 -------           ----          -----        ------             -----

          1981 SUPPLEMENTAL PLAN

          $0.88                   37,500           3.06         $ 0.88        37,500           $ 0.88

          1981 ISO PLAN

          $0.88                      750           3.06         $ 0.88           750           $ 0.88



Summary of Changes:

1981 ISO PLAN

                                                      WEIGHTED
                                                       AVERAGE
                                  OUTSTANDING       EXERCISE PRICE
                                 ------------       --------------
Balance, October 31, 1995            5,406              $0.88
    Granted                              -                  -
    Exercised                       (2,250)             $0.88
    Canceled                             -                  -
                                    ------
Balance, October 31, 1996            3,156              $0.88
    Granted                              -                 -
    Exercised                         (844)             $0.88
    Canceled                        (1,083)             $0.88
                                    ------
Balance, October 31, 1997            1,250              $0.88
    Granted                              -                 -
    Exercised                         (500)             $0.88
    Canceled                             -                 -
                                    ------
Balance, October 31, 1998           $  750              $0.88
                                    ------
                                    ------

1981 SUPPLEMENTAL PLAN

                                                                      WEIGHTED
                                                                       AVERAGE
                                                   OUTSTANDING     EXERCISE PRICE
                                                   -----------     --------------
Balance, October 31, 1995                             37,500           $0.88
    Exercised                                              -               -
    Canceled                                               -               -
                                                      ------

Balance, October 31, 1996                             37,500           $0.88
    Exercised                                              -               -
    Canceled                                               -               -
                                                      ------
Balance, October 31, 1997                             37,500           $0.88
    Exercised                                              -               -
    Canceled                                               -               -
                                                      ------
Balance, October 31, 1998                             37,500           $0.88
                                                      ------
                                                      ------


1991 ISO PLAN

                                                                  WEIGHTED
                                                                   AVERAGE
                                   AVAILABLE     OUTSTANDING   EXERCISE PRICE
                                   ---------     -----------   --------------

Balance, October 31, 1995           303,469       665,781           $2.24
    Granted                        (207,250)      207,250           $2.48
    Exercised                             -       (61,281)          $1.24
    Terminated/Canceled             479,000      (479,000)          $2.60
                                   --------      --------
Balance, October 31, 1996           575,219       332,750           $2.08
    Granted                         (12,250)       12,250           $1.24
    Exercised                             -       (23,688)          $1.58
    Terminated/Canceled             110,125      (110,125)          $2.20
                                   --------      --------
Balance, October 31, 1997           673,094       211,187           $1.96
    Granted                        (111,875)      111,875           $1.37
    Exercised                             -       (10,775)          $1.64
    Terminated/Canceled             128,288      (128,288)          $2.43
                                   --------      --------
Balance, October 31, 1998           688,507       184,000           $1.27
                                   --------      --------
                                   --------      --------

7.  INCOME TAXES:

    At October 31, 1998, the Company had tax loss carry forwards of approximately $98 million for federal income tax and approximately $32 million for state income tax reporting purposes, respectively. The net operating loss carry forwards expire through fiscal 2013. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carry forwards to be used in any given year upon occurrence of certain events, including significant changes in ownership interests.

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

    No deferred tax asset or benefit was recorded at October 31, 1998, as all amounts have been fully reserved. The valuation allowance increased by $3,823 in fiscal 1998 and increased by $2,997 in fiscal 1997. The components are as follows (in thousands):

                                             1998         1997
                                           --------     --------
          Net operating loss               $ 35,168     $ 31,844
          Other                               1,328          829
                                           --------     --------
                                             36,496       32,673
          Less valuation allowance          (36,496)     (32,673)
                                            --------     --------
                 Net benefit               $      -     $      -
                                           --------     --------
                                           --------     --------

    The following is a reconciliation of expected tax expense (benefit) to actual for each of the years ended October 31 (in thousands):

                                             1998          1997          1996
                                           ---------    ---------      ---------
          Book income (loss)                $(8,881)     $(3,294)       $(2,917)
                                            -------      -------        -------
          Expected tax expense (benefit)     (3,020)      (1,120)        (1,160)
                                            -------      -------        -------
          Adjustments to reconcile
            expected to actual expense
            (benefit):
               Effect of change in
               valuation allowance (net)      3,020        1,120          1,160
                                            -------      -------        -------
              Actual tax expense (benefit)  $     -      $     -        $     -
                                            -------      -------        -------
                                            -------      -------        -------


    As of October 31, 1998, the Company has pending a California Franchise Tax exposure resulting from the previous Federal Income Tax audits. The Company believes that a resolution of this audit could occur in fiscal 1999 and its maximum exposure will not exceed $350,000. The Company has accrued this full amount at October 31, 1998.


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

9.  CONCENTRATIONS:

    The Company, which operates in a single industry segment, designs, produces and markets video display terminals, computer monitors and multimedia products designed for office and home automation both domestically and internationally. The Company had export sales primarily to Europe, Asia and Latin America of approximately 14.0% ($2.1 million), 13.7% ($2.7 million) and 15.8% ($3.4 million) of net sales during fiscal 1998, 1997, and 1996, respectively.

    For the fiscal year ended October 31, 1998, one customer accounted for 12.3% and another customer accounted for 11.2%. For the fiscal year ended October 31, 1997, one customer accounted for 16.6% and another customer accounted for 16.1% of net sales. For the fiscal year ended October 31, 1996, one customer accounted for 10.2% and another customer accounted for 8.8% of net sales.


10. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS:

    Included in the equity in loss of affiliate of $4.077 million is the Company's 30% share of APT's net loss of $1.32 million based on the unaudited financial statements of as of October
    31, 1998. The Company's proportionate share of such losses were not reflected in the quarterly information as such information was not available. The remaining equity in loss of affiliate of approximately $2.76 million resulted from an impairment of value determination made at year end.

11. NOTE PAYABLE:

    In June 1998, the Company has borrowed $2.0 million from Redwood Mortgage Corp. collateralized by the real property. The loan is due in 24 months from the date of funding and bore an annual interest at a fixed rate of 12%. Subsequent to year end, the loan was repaid.

12. ACCRUED LIABILITIES:

    Accrued liabilities consist of the following at October 31:  (In thousands)


                                                          1998         1997
                                                        --------     --------
          Employee compensation and benefits              $173         $212
          Warranty                                         169          169
          Legal reserve                                    200          200
          Accrued sales and use tax                          1            -
          Professional fees                                 60           57
          Other                                            217           92
                                                          ----         ----
                                                          $820         $730
                                                          ----         ----
                                                          ----         ----


13. VALUATION AND QUALIFYING ACCOUNTS:

    The Company's reserves for doubtful accounts receivable and inventory obsolescence consist of the following: (In thousands)

                                                                          CHARGED
                                                          BALANCE AT     (CREDITED)                       BALANCE AT
                                                           BEGINNING     TO COSTS &                         END OF
                                                           OF PERIOD       EXPENSE      DEDUCTIONS          PERIOD
                                                          ----------     ----------     ----------        ----------
       YEAR ENDED OCTOBER 31, 1996:
          Reserve for doubtful accounts                     $  841        $  760           $(321)(1)          $1,280
          Reserve for inventory obsolescence                $  613        $  918           $(868)(2)          $  663

       YEAR ENDED OCTOBER 31, 1997:
          Reserve for doubtful accounts                     $1,280        $  292           $(529)(1)          $1,043
          Reserve for inventory obsolescence                $  663        $  379           $(519)(2)          $  523

       YEAR ENDED OCTOBER 31, 1998:
          Reserve for doubtful accounts                     $1,043        $2,300         $(1,991)(1)          $1,352
          Reserve for inventory obsolescence                $  523        $  813           $(690)(2)          $  646

    (1) Deductions represent write-offs of fully reserved receivables.
    (2) Reductions due to sales or scrap of fully reserved inventory.



14.      SUBSEQUENT EVENTS:

In December 1998, the Company sold its 69,630 sq. ft. building, including land and improvements, located at 2345 Harris Way, San Jose, California 95131 ("Harris Building") to TVCA, LLC., an unaffiliated Delaware limited liability company ("TVCA") for $ 11.0 million. The nature of the consideration is $ 8.25 million in cash and a $ 2.75 million Promissory Note. The note bears interest at 7.25% per annum. Principal and accrued interest shall be payable in equal monthly installments of $ 21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013. The purchase price was determined by negotiations between the parties based on an independent third party real estate appraisal.

In connection with the sale, the Company entered into a lease agreement with TVCA for the period of 15 years commencing on December 28, 1998 through December 31, 2013. Pursuant to the lease agreement, an initial monthly payment of $ 109,973 is required. Monthly lease payments increase during the lease term as stipulated in the lease agreement.

The accounting for this sale-leaseback transaction involving real estate will result in a deferred gain to be amortized over the lease term.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.


                                    PART III

         The following items included in the Company's Definitive Proxy Statement dated on and about March 1, 1999 to be used in connection with the Company's Annual Meeting of Stockholders to be held on April 6, 1999 are incorporated herein by reference:

                                                                                      PAGES IN
                                                                                  PROXY STATEMENT
                                                                                  ---------------
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                          4

ITEM 11.      EXECUTIVE COMPENSATION                                                      9

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT              5

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                             10


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

         3.       EXHIBITS.  See Exhibit Index, below.

(b)      Reports on Form 8-K.       No report on Form 8-K was filed by the
                                    Company with respect to the quarter ended
                                    October 31, 1998.





              (The remainder of this page was left blank intentionally.)

                                  EXHIBIT INDEX


  EXHIBIT
  NUMBER                                                                          FOOTNOTE
  -------                                                                         --------

    3.1    Restated Certificate of Incorporation of the Company...............      (1)

    3.2    Bylaws of the Company..............................................      (1)

   10.1    TeleVideo, Inc. 1991 Incentive Stock Option Plan...................      (2)

   10.2    Form of Stock Option Agreement for TeleVideo, Inc.
           1991 Incentive Stock Option Plan...................................      (2)

   10.3    TeleVideo, Inc. 1992 Outside Directors' Stock Option Plan..........      (2)

   10.4    Management Bonus Plan effective fiscal 1984........................      (3)

   10.5    Form Distributor and Licensing Agreement...........................      (2)

   10.6    Form Original Equipment Manufacturer Agreement.....................      (2)

   10.9    InterTerminal Agreements and Promissory Notes......................      (5)

   21.0    Subsidiaries

   23.0    Consent of Grant Thornton LLP, Independent Certified Public Accountants

   27.0    Financial Data Schedule
---------------------------


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


                                                     TELEVIDEO, INC.
                                      ------------------------------------------
                                                      (REGISTRANT)


DATE:  FEBRUARY 16, 1999         BY:               /S/ K. PHILIP HWANG
                                      ------------------------------------------
                                                     K. PHILIP HWANG
                                                CHAIRMAN OF THE BOARD AND
                                               CHIEF EXECUTIVE OFFICER AND
                                              ACTING CHIEF FINANCIAL OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


            SIGNATURE                             TITLE                            DATE
-------------------------------         -------------------------              ----------------

/S/    K. PHILIP HWANG
-------------------------------         CHAIRMAN OF THE BOARD,                  FEBRUARY 16, 1999
       K. Philip Hwang                  CHIEF EXECUTIVE OFFICER AND
                                        ACTING CHIEF FINANCIAL OFFICER




/S/    ROBERT E. LARSON                 DIRECTOR                              FEBRUARY 16, 1999
-------------------------------
       Robert E. Larson




/S/    WOO K. KIM                       DIRECTOR                              FEBRUARY 16, 1999
-------------------------------
       Woo K. Kim




/S/    PHILLIP A. ANNEN                 DIRECTOR                              FEBRUARY 16, 1999
-------------------------------
       Phillip A. Annen


                                 TELEVIDEO, INC.

                                    EXHIBITS

                                       TO

                               REPORT ON FORM 10-K

                                       FOR

                       FISCAL YEAR ENDED OCTOBER 31, 1998