Form 10-Q
period 1999-01-31
TELEVIDEO SYSTEMS INC
filed 1999-03-17
CIK 353779

                            UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC 20549

                    ----------------------------

                             FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  January 31, 1999
                                           ----------------

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from                    to
                                     ------------------    ------------------

                    Commission file number: 0-11552
                                            -------

                             Televideo, Inc.
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)


            Delaware                                   94-2383795
-------------------------------               ----------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)

                   2345 Harris Way, San Jose, California 95131
                   -------------------------------------------
                     (Address of principal executive offices)

Registrant's telephone number, including area code:        (408) 954-8333
                                                    --------------------------

                    ----------------------------

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

The number of shares outstanding of registrant's Common Stock, as of March 12, 1999 is: 11,391,085.
             -----------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Company's Quarterly Report on Form 10-Q for the first quarter ended January 31, 1999, which is incorporated by reference herein, include certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         [The remainder of this page is intentionally left blank.]

                              TELEVIDEO, INC.

               INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  JAN. 31,            OCT. 31,
                              ASSETS                1999                1998
                                                 ---------           ---------
                                                (Unaudited)          (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                      $   7,616           $   1,640
  Accounts receivable, less allowance
    of $1,376 in 1999 and $1,352 in 1998             1,377               2,420
  Notes receivable                                     176                   0
  Inventories, net                                   2,780               2,275
  Prepayments and other                                481                 420
                                                 ---------           ---------
        Total current assets                        12,430               6,755
                                                 ---------           ---------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                   0                 890
  Building                                               0               1,035
  Production equipment                                 580                 530
  Office furniture and equipment                     1,146               1,146
  Building improvements                                  0               1,105
  Leased property under capital lease                6,270                   0
                                                 ---------           ---------
                                                     7,996               4,706
  Less accumulated depreciation and
    amortization                                     1,666               2,138
                                                 ---------           ---------
        Property, plant and equipment, net           6,330               2,568
                                                 ---------           ---------

INVESTMENTS IN AFFILIATES                            1,336               1,336
LONG-TERM NOTE RECEIVABLE                            2,745                   0
                                                 ---------           ---------
        Total assets                             $  22,841           $  10,659
                                                 ---------           ---------
                                                 ---------           ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                               $     962           $     541
  Notes payable                                        500               2,500
  Accrued liabilities                                  885                 820
  Income taxes                                         381                 361
  Obligation under capital lease - current             418                   0
  Deferred gain on sale of land and building -
    current                                          1,147                   0
                                                 ---------           ---------
        Total current liabilities                    4,293               4,222
                                                 ---------           ---------
  Obligation under capital lease - long-term         5,852                   0
  Deferred gain on sale of land and building -
    long-term                                        6,899                   0
                                                 ---------           ---------
        Total liabilities                           17,044               4,222
                                                 ---------           ---------

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value:
    Authorized--75,000,000 shares
    Outstanding--11,391,085 shares in 1999 and
      11,391,085 shares in 1998                        458                 458
  Additional paid-in capital                        95,698              95,698
  Accumulated deficit                              (90,359)            (89,719)
                                                 ---------           ---------
        Total stockholders' equity                   5,797               6,437
                                                 ---------           ---------
        Total liabilities and stockholders'
          equity                                 $  22,841           $  10,659
                                                 ---------           ---------
                                                 ---------           ---------

   The accompanying notes are an integral part of these financial statements.

                                TELEVIDEO, INC.

               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND JANUARY 31, 1998
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)

                                                      1999                1998
                                                 ---------           ---------
NET SALES                                        $   1,787           $   4,539

COST OF SALES                                        1,592               4,073
                                                 ---------           ---------

GROSS PROFIT                                           195                 466

OPERATING EXPENSES:
  Sales and Marketing                                  498                 782
  Research and development                              64                 134
  General and administration                           310                 346
                                                 ---------           ---------
        Total operating expenses                       872               1,262
                                                 ---------           ---------
        Loss from operations                          (677)               (796)

INTEREST INCOME, net                                    32                  30

OTHER INCOME, net                                        7                   4
                                                 ---------           ---------
        Net loss                                 $    (636)          $    (762)
                                                 ---------           ---------
                                                 ---------           ---------

Net loss per share, basic and assuming
  dilution                                       $  (0.058)          $  (0.067)
                                                 ---------           ---------
                                                 ---------           ---------

Average shares outstanding                          11,391              11,381
                                                 ---------           ---------
                                                 ---------           ---------

   The accompanying notes are an integral part of these financial statements.

                                TELEVIDEO, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND JANUARY 31, 1998
                                (IN THOUSANDS)
                                 (Unaudited)

                                                              1999                1998
                                                         ---------           ---------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss from operations                               $    (638)          $    (762)

    Charges (credits) to operations not affecting cash:
      Depreciation and amortization                             27                  71
      Provision (recovery) for bad debts                        24                 (34)
      Provision for excess and obsolete inventories             49                 130

    Changes in operating assets and liabilities:
      Accounts receivable                                    1,020                (742)
      Inventories                                             (554)             (1,409)
      Prepayments and other                                    (62)                354
      Accounts payable                                         421                 993
      Notes payable                                         (2,000)                  0
      Accrued liabilities and royalties                         83                 (12)
      Deferred gain on sale of land and building             5,296                   0
                                                         ---------           ---------
             Net cash provided by (used in)
               operating activities                          3,666              (1,411)
                                                         ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net retirements of (additions to) property,
    plant and equipment                                      2,481                  (6)
  Investments in affiliate                                       0                 103
  Increase in note receivable                                 (171)                  0
                                                         ---------           ---------
             Net cash provided by (used in)
               investing activities                          2,310                  97
                                                         ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                         0                  16
                                                         ---------           ---------
             Net cash provided by
               financing activities                              0                  16
                                                         ---------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             5,976              (1,298)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE PERIOD                                              1,840               3,604
                                                         ---------           ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD       $   7,616           $   2,306
                                                         ---------           ---------
                                                         ---------           ---------

Non Cash investing/financing activities:

In December 1998, the Company sold and concurrently leased back its main facility property (land and building). As a result of the sale for $11.0 million (which includes a $2.750 million note receivable) a deferred gain of approximately $8.0 million was recorded and the building component was leased back under a capital lease, whereby leased building and capital lease obligation were recorded at approximately $6.270 million.


   The accompanying notes are an integral part of these financial statements.

                                  TELEVIDEO, INC.

            NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JANUARY 31, 1999 AND 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The interim condensed consolidated financial statements included herein have been prepared by the management of Televideo, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the interim condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended October 31, 1998.

     The results of operations for the three-month period ended January 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1999.

     PRINCIPLES OF CONSOLIDATION

     The interim condensed consolidated financial statements include the accounts of the Company and certain of its majority owned subsidiaries, after elimination of inter-company accounts and transactions. The Company's investments in joint ventures in the Commonwealth of Independent States, some of which represent a majority interest in the joint venture, are not consolidated due to the lack of reliable financial information from the entity. Such investments are carried at cost.

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

     INVENTORIES

     Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $695,000 and $646,000 in 1999 and 1998, respectively:

                                             Jan.31             Oct. 31,
                                              1999                1998
                                            --------           ---------
       Purchased parts and subassemblies    $    615           $   1,196
       Work-in-process                            95                  91
       Finished goods                          2,070                 988
                                            --------           ---------
                                            $  2,780           $   2,275
                                            --------           ---------
                                            --------           ---------

     PROPERTY, PLANT AND EQUIPMENT

     Depreciation and amortization are provided over the estimated useful lives of the assets using both straightline and accelerated methods.

               Building                           40 years
               Production equipment               1-10 years
               Office furniture                   1-10 years

2.   LETTER OF CREDIT AGREEMENT:

     The Company has one letter of credit agreement with the bank whereby the bank will issue up to a total of $1.0 million of line of standby and sight letter of credits. This agreement is contingent upon the Company maintaining time deposits (CD's) at the banks as collateral in a total amount no less than the outstanding borrowings. At January 31, 1999, the Company had letters of credit outstanding of approximately $400,484.

3.   LITIGATION AND OTHER:

     The Company has been named, along with dozens of other manufacturers, designers, and distributors of computer equipment, as a defendant in several lawsuits regarding product liability in connection with the alleged defective design of computer terminal keyboards and the size of the computer monitor screens. The first claim alleges that the various plaintiffs have suffered some form of severe wrist injury from the use of said keyboards. The second claim alleges that there was false advertising which claimed that the video screens were 17 inches in size, when in reality they were only 15 inches. The Company's attorneys have prepared a defense for these cases and the Company's insurance carriers are informed of the plaintiffs claims. The Company intends to vigorously defend against the allegations of these suits. Management believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial positions.

4.   RELATED PARTY TRANSACTIONS:

     During 1999 and 1998 the Company has had transactions with its affiliates as follows (in thousands):

                                     Jan. 31, 1999       Oct. 31, 1998
                                     ------------        -------------
            Note receivable:
               AdMOS(1)              $          4        $          4
               AdMOS(1)                       180                 180

            Interest receivable:
               AdMOS(1)                        69                  69
               AdMOS(1)                        82                  77

            (1)  Amounts are fully reserved.

     The Company also borrowed $500,000 from Gem Management, Inc., a company owned by the majority shareholder's spouse, on September 15, 1998. The unsecured loan bears annual interest at a prime rate with principal and interest due on demand. Subsequent to the quarter end, the outstanding loan principal and interest has been paid in full.

             [The remainder of this page is intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Net sales for the first quarter of fiscal 1999 were approximately $1.79 million, a decrease of approximately 61% from the approximately $4.54 million in net sales reported in the first quarter of fiscal 1998. The decrease in net sales was due to weak demands from Europe affected by the economic conditions and the overall industry trend towards lower-priced products, particularly in monitors. Sale prices increases effective November 1, 1998 also contributed to the decrease in net sales this quarter as many customers preordered products in October, 1998 in anticipation of such price increases. During the first quarter of fiscal 1999, the Company's product mix continued to shift towards terminals with the continuing phase-out of multimedia products.

     Cost of sales decreased from approximately $4.07 million in the first quarter of fiscal 1998 to approximately $1.60 million in the first quarter of fiscal 1999, a decrease of approximately $2.5 million or 61%, directly attributable to the decrease in net sales.

     Sales and marketing expenses increased as a percentage of sales from approximately 17.2% in the first quarter of fiscal 1998 to 27.9% in the first quarter of fiscal 1999 while actual expenses decreased from $782,000 in the first quarter of fiscal 1998 to $498,000 in the first quarter of fiscal 1999, a decrease of 36% from the prior year. The percentage increase in expenditures for marketing is primarily attributable to introduction by the Company of TeleCLIENT products, which were launched at Comdex in November, 1998. One-time expenditure for Comdex amounted to approximately $156,000, or 31% of total sales and marketing expenses.

     Research and development expenses increased slightly as a percentage of sales from approximately 3.0% in the first quarter of fiscal 1998 to approximately 3.6% in the first quarter of fiscal 1999, while actual expenses decreased significantly from $134,000 to $64,000 during the same period in 1999, a decrease of 52%.

     General and administrative expenses increased as a percentage of sales from approximately 7.6% in the first quarter of fiscal 1998 to approximately 17.4% in the first quarter of fiscal 1999, while actual expenses decreased from $346,000 in the first quarter of fiscal 1998 to $310,000 during the same period in 1999, a decrease of approximately 10.4%. In accordance with the sales-leaseback agreement, the Company began making lease payments. The increase as the percentage of sale is attributable to the lease payment, which was approximately $157,000, or 50% of total general and administrative expenses.

     The loss from operations decreased from $796,000 in the first quarter of fiscal 1998 to $677,000 in the first quarter of fiscal 1999, a decrease of approximately 15%. However, the loss from operations increased as a percentage of sales from 17.5% in the first quarter of fiscal 1998 to 37.9% during the same period in 1999.

     Interest income net of interest expense increased from $30,000 in the first quarter of fiscal 1998 to $32,000 in the first quarter of fiscal 1999, an increase of 7.9%.

     Net loss for the first quarter of fiscal 1999 was approximately $638,000, compared with a net loss of $762,000 in the first quarter of fiscal 1998, a decrease of approximately 16%. The gain (approximately $8.0 million) from the sale of the Company's building in December was deferred with only the January portion of deferred gain recorded in the first quarter.

     As a result of the foregoing, net loss per share in the first quarter of fiscal 1999 was $0.056, based on 11,391,085 weighted average shares outstanding, compared to a net loss per share in the first quarter of fiscal 1998 of $0.067, based on 11,380,610 weighted average shares outstanding.

     No income tax expense or credit was provided for in the first quarter of fiscal 1999 as the Company has adequate net operating loss and credit carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carry forwards since realization of any such benefit is not assured.

     Inflation had no significant impact on the Company's business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1999, the Company had $7.6 million in cash and cash equivalents, an increase of approximately $6.0 million over the same balances at the end of fiscal 1998 of $1.6 million. During the first quarter of fiscal 1999, the Company's primary source of cash was from net proceeds of $5.6 million, net of $2.0 million used to pay off a secured short-term loan, from the sale of the Company's headquarter building in December, 1998.

     Net accounts receivable decreased by $1.1 million from $2.42 million in fiscal year ending October 31, 1998 to $1.38 million in the first quarter ending January 31, 1999, a decrease of 43%.

     Net inventories increased to $2.78 million during the first quarter of fiscal 1999 from $2.27 million in fiscal year ending October 31, 1998, an increase of approximately $505,000 or 22.2%.

     Working capital at the end of the first quarter of fiscal 1999 was approximately $8.1 million, up approximately 221% from the fiscal 1998 year-end level of approximately $2.5 million.

     At the current consumption rate, the Company's cash balance of approximately $7.6 million at January 31, 1999, which includes $1.0 million pledged as collateral to support letters of credits, plus revenues from operations and other non-operating cash receipts is deemed adequate to fund the Company's fiscal 1999 operations at projected levels.


             [The remainder of this page is intentionally left blank.]

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         See Note 5 of "Notes to Interim Condensed Consolidated Financial Statements."

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K.

(a)     EXHIBIT(S).

        Exhibit 27.0     Financial Data Schedule.

(b)     REPORTS ON FORM 8-K.   Form 8-K was filed on January 12th.


              [The remainder of this page is intentionally left blank.]

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  TELEVIDEO, INC.
                                           ------------------------------
                                                   (REGISTRANT)



DATE: MARCH 17, 1999                    BY:     /S/ K. PHILIP HWANG
                                           ------------------------------
                                                DR. K. PHILIP HWANG
                                             CHAIRMAN OF THE BOARD AND
                                            CHIEF EXECUTIVE OFFICER AND
                                           ACTING CHIEF FINANCIAL OFFICER