Form 10-Q
period 1999-04-30
TELEVIDEO SYSTEMS INC
filed 1999-06-14
CIK 353779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                          ----------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-11552

                                 TELEVIDEO, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                              94-2383795
-------------------------------                              ------------------
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                   2345 HARRIS WAY, SAN JOSE, CALIFORNIA 95131
                   -------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (408) 954-8333
                                                   -----------------------------


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

THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF JUNE 7, 1999 IS: 11,271,085.
         ----------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 TELEVIDEO, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1999 AND 1998 QUARTERLY DATA

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

     These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended October 31, 1998.

     The results of operations for the and six-month period ended April 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1999.

                                 TELEVIDEO, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                      Apr. 30,      Oct. 31,
                                                                                                        1999          1998
                                                                                                        ----          ----
                                                                                                    (Unaudited)     (Audited)
                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                         $  6,695      $  1,640
    Accounts receivable, less allowance of $1,370 in 1999 and $1,352 in 1998                             1,226         2,420
    Inventories, net                                                                                     2,349         2,275
    Prepayments and other                                                                                  591           420
    Notes receivable                                                                                       176             0
                                                                                                      --------      --------
              Total current assets                                                                      11,037         6,755
                                                                                                      --------      --------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                                     0           890
    Building                                                                                                 0         1,035
    Production equipment                                                                                   644           530
    Office furniture and equipment                                                                       1,146         1,146
    Building improvements                                                                                    0         1,105
    Leased property under capital lease                                                                  6,270             0
                                                                                                      --------      --------
                                                                                                         8,060         4,706
    Less accumulated depreciation and amortization                                                       1,794         2,138
                                                                                                      --------      --------
              Property, plant and equipment, net                                                         6,266         2,568

INVESTMENTS IN AFFILIATES                                                                                1,336         1,336
LONG-TERM NOTE RECEIVABLE                                                                                2,729             0
                                                                                                      --------      --------
              Total assets                                                                            $ 21,368      $ 10,659
                                                                                                      ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                                  $    748      $    541
    Notes payable                                                                                            0         2,500
    Accrued liabilities                                                                                  1,016           820
    Income taxes                                                                                           361           361
    Obligation under capital lease--current                                                                418             0
    Deferred gain on sale of land and building--current                                                  1,147             0
                                                                                                      --------      --------
              Total current liabilities                                                                  3,690         4,222
                                                                                                      --------      --------
    Obligation under capital lease--long-term                                                            5,852             0
    Deferred gain on sale of land and building--long-term                                                6,741             0
                                                                                                      --------      --------
              Total  liabilities                                                                        16,283         4,222
                                                                                                      --------      --------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value;
       Authorized--75,000,000 shares
       Outstanding--11,271,085 shares in 1999 (net of 120,000 treasury shares)
        and 11,271,085 shares in 1998 (net of 120,000 treasury shares)                                     453           453
    Additional paid-in capital                                                                          95,703        95,703
    Accumulated deficit                                                                                (91,071)      (89,719)
                                                                                                      --------      --------
              Total stockholders' equity                                                                 5,085         6,437
                                                                                                      --------      --------
              Total liabilities and stockholders' equity                                              $ 21,368      $ 10,659
                                                                                                      ========      ========

   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              APRIL 30,                          APRIL 30,
                                                ---------------------------------- ----------------------------------
                                                     1999              1998             1999              1998
                                                     ----              ----             ----              ----
NET SALES                                             $   1,922         $   3,155        $   3,709         $   7,694

COST OF SALES                                             1,779             2,933            3,371             7,006
                                                ---------------- ----------------- ---------------- -----------------

GROSS PROFIT                                                143               222              338               688

OPERATING EXPENSES:
     Sales and Marketing                                    461               716              959             1,498
     Research and development                               130                92              194               226
     General and administration                             529               333              839               679
                                                ---------------- ----------------- ---------------- -----------------

                     Total operating expenses             1,120             1,141            1,992             2,403
                                                ---------------- ----------------- ---------------- -----------------

                     Loss from operations                  (977)             (919)          (1,654)           (1,715)

INTEREST INCOME, NET                                        113                42              145                82

OTHER INCOME (EXPENSE), NET                                 152               (32)             159               (38)
                                                ---------------- ----------------- ---------------- -----------------

                    Net loss                          $    (712)        $    (909)       $  (1,350)        $  (1,671)
                                                ================ ================= ================ =================

LOSS PER SHARE:
Basic                                                 $   (0.06)        $   (0.08)       $   (0.12)        $   (0.15)
                                                ================ ================= ================ =================
Diluted                                               $   (0.06)        $   (0.08)       $   (0.12)        $   (0.15)
                                                ================ ================= ================ =================

Weighted average number of common shares
outstanding                                              11,271            11,268           11,271            11,265

Weighted average number of common and
potentially dilutive common shares outstanding           11,271            11,268           11,271            11,265

   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         1999          1998
                                                                       ---------    ---------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from operations                                                $(1,350)     $(1,671)

       Charges (credits) to operations not affecting cash:
          Depreciation and amortization                                     156          121
          Provision for bad debts                                            18            0
          Provision for excess and obsolete inventories                      78            0

       Changes in operating assets and liabilities:
          Accounts receivable                                             1,177          957
          Inventories                                                      (152)      (1,170)
          Prepayments and other                                            (171)         316
          Accounts payable                                                  208         (497)
          Notes payable                                                  (2,500)           0
          Accrued liabilities and royalties                                 194           (2)
          Deferred gain on sale of land and building,
                 net of long term receivable                              5,153            0
                                                                        -------      -------
              Net cash provided by (used in) operating activities         2,811       (1,946)
                                                                        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Net retirements of (additions to) property, plant and equipment       2,415          (10)
    Investments in affiliate                                                  0          206
    Increase in note receivable                                            (171)        (700)
                                                                        -------      -------
              Net cash provided by (used in) investing activities         2,244         (504)
                                                                        -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                    0           30
                                                                        -------      -------
              Net cash provided by financing activities                       0           30
                                                                        -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          5,055       (2,420)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
    OF PERIOD                                                             1,640        3,604
                                                                        -------      -------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                          $ 6,695      $ 1,184
                                                                        =======      =======

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

                                 APRIL 30, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

    Inventories
    -----------

    Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of approximately $724,000 and $646,000 in 1999 and 1998, respectively:

                                                               Apr. 30     Oct. 31,
                                                                 1999         1998
                                                              ---------    ---------
          Purchased parts and subassemblies                   $     611    $   1,196
          Work-in-process                                           163           91
          Finished goods                                          1,575          988
                                                              ---------    ---------

                                                              $   2,349    $   2,275
                                                              =========    =========

    Property, Plant and Equipment
    -----------------------------

    Depreciation and amortization are provided over the estimated useful lives of the assets using both straight-line and accelerated methods.

                Building                                   15-40 years
                Production equipment                       1-10 years
                Office furniture                           1-10 years

    Loss Per Share
    --------------

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

    In February 1995, the Company further loaned AdMOS $384,000 at an interest rate of 10% per annum. Approximately $104,000 was repaid to the Company in August 1995. In November 1995, the Company received another $100,000 from AdMOS. The Company fully reserved the unpaid balance of $184,000 plus accrued interest as of April 30, 1999.

    Applied Photonics Technology, Inc.
    ----------------------------------

    On April 16, 1997, the Company entered into a Common Stock Purchase agreement with Applied Photonics Technology, Inc. (APT), a California corporation, whereby the Company purchased a 30% interest in APT for $3.0 million.

    During fiscal 1998, the Company loaned APT $1.7 million at annual interest rate of prime plus one for its operation.

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

    The Company accounted for its investment in APT using the equity method of accounting during previous fiscal years. For the year ended October 31, 1998, the Company has written off its investment, related goodwill, and note receivable aggregating approximately $4.08 million as APT's existing capital and internally generated funds were not adequate for APT capital requirements through fiscal 1999. Substantial additional funds will be required from external sources to support APT's operation during fiscal 1999 and beyond. During the first quarter of fiscal 1999, the Company loaned APT additional $176,000 at annual interest rate of 10% to support APT's operation.

    The Company has, since then, been advised that APT expects to receive such substantial additional funds through equity investment during fiscal 1999, which may be adequate for its capital requirements through fiscal 1999 and beyond. However, there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms.

    mySimon, inc.
    -------------

    In September, 1998, the Company invested $1 million in the online comparison shopping Internet company, mySimon, inc. The investment has been accounted for on the cost method.

    mySimon, inc. uses proprietary intelligent agent technology called Virtual Learning Agent (VLA) to assist online shoppers by scouring the Internet to instantly find the best prices on products from thousands of online merchants.

    At the indicated dates the Company had the following investments in affiliates and joint ventures: (in thousands)

                                                        Apr. 30,     Oct. 31,
                                                          1999         1998
                                                        --------     --------
          TLK, Inc.                                     $    150     $    150
          Three H                                             76           76
          Koram                                              110          110
          mySimon, inc.                                    1,000        1,000
                                                       ---------    ---------

                                                        $  1,336     $  1,336
                                                       =========    =========

3.  LETTER OF CREDIT AGREEMENT:

    The Company has one letter of credit agreement with the bank whereby the bank will issue up to a total of $1.0 million of line of standby and sight letter of credits. This agreement is contingent upon the Company maintaining time deposits (CD's) at the banks as collateral in a total amount no less than the outstanding borrowings. At April 30, 1999, the Company had letters of credit outstanding of approximately $235,816.

4.  LITIGATION AND OTHER:

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

5.  RELATED PARTY TRANSACTIONS:

    During 1999 and 1998 the Company has had transactions with its affiliates as follows (in thousands):

                                               Apr. 30, 1999    Oct. 31, 1998
                                               -------------    -------------
          Note receivable:
              AdMOS  (1)                       $       4        $       4
              AdMOS  (1)                             180              180

          Interest receivable:
              AdMOS  (1)                              69               69
              AdMOS  (1)                              86               77

          (1) Amounts are fully reserved.

    The Company also borrowed $500,000 from Gem Management, Inc., a company owned by the majority shareholder's spouse, on September 15, 1998. The unsecured loan bears annual interest at a prime rate with principal and interest due on demand. During the second quarter the outstanding loan principal and interest has been paid in full.

6.  TREASURY SHARES:

    In October, 1996, the Company received 120,000 shares (adjusted for the 1 for 4 reverse stock split in 1998) of the Company's stock in partial settlement of a claim against a former employee. The Company paid no consideration for these shares, which have been held in treasury since receipt and not retired.

            [The remainder of this page is intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 1999 TO THE THREE MONTHS ENDED APRIL 30, 1998

         Net sales for the second quarter of fiscal 1999 were $1.9 million, compared with $3.2 million in the second quarter of fiscal 1998, a decrease of $1.3 million, or 41%. The decrease in net sales was due to continued weak demand in Europe and an overall industry trend toward lower-priced products, particularly in monitors. During the second quarter of fiscal 1999, the Company's product mix continued to shift towards terminals and away from multimedia products.

         Cost of sales were $1.8 million in the second quarter of fiscal 1999, compared with $2.9 million in the second quarter of fiscal 1998, a decrease of $1.1 million, or 38%. The decrease reflects the decrease in sales from the prior year period.

         Sales and marketing expenses were $461,000 in the second quarter of fiscal 1999, compared with $716,000 in the second quarter of fiscal 1998, a decrease of $255,000, or 36%. As a percentage of net sales, sales and marketing expenses increased slightly to 24% in the second quarter of fiscal 1999 compared with 23% in the second quarter of fiscal 1998.

         Research and development expenses were $130,000 in the second quarter of fiscal 1999, compared with $92,000 in the second quarter of fiscal 1998, an increase of $38,000, or 41%. As a percentage of net sales, research and development expenses increased to 7% in the second quarter of fiscal 1999 compared with 3% in the second quarter of fiscal 1998. The increase represents increased costs associated with the continued development of the Company's TeleCLIENT product line.

         General and administrative expenses were $529,000 in the second quarter of fiscal 1999, compared with $333,000 in the second quarter of fiscal 1998, an increase of $196,000, or 59%. As a percentage of net sales, general and administrative expenses increased to 28% in the second quarter of fiscal 1999 compared with 11% in the second quarter of fiscal 1998. The increase is primarily due to lease payments that the Company began making in fiscal 1999 in accordance with the sale and leaseback of the Company's headquarters facility.

          The Company's loss from operations was approximately $977,000 in the second quarter of fiscal 1999 compared with approximately $919,000 in the second quarter of fiscal 1998.

         Interest income, net of interest expense, was $113,000 in the second quarter of fiscal 1999, compared with $42,000 in the second quarter of fiscal 1998, an increase of $71,000, or 169%. The increase was due to an increase in interest income resulting from the $2.75 million, 7.25% promissory note that the Company received pursuant to the sale of its building in December 1998, as well as to additional cash that the Company had during the quarter due to the building sale.

         Other income was $152,000 in the second quarter of fiscal 1999, compared with $32,000 expense in the second quarter of fiscal 1998, an increase of $184,000. The increase was due primarily to the amortization of the deferred gain on the sale of the Company's building. In addition, during the second quarter of fiscal 1999, the Company changed the amortization period of the deferred gain to 15 years to correspond with the lease term of the building.

          Net loss for the second quarter of fiscal 1999 was $712,000 compared with a net loss of $909,000 in the second quarter of fiscal 1998, a decrease of $197,000, or 22%.

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 1999 TO THE SIX MONTHS ENDED APRIL 30, 1998

         Net sales for the first half of fiscal 1999 were $3.7 million, compared with $7.7 million in the first half of fiscal 1998, a decrease of $4.0 million, or 52%. The decrease in net sales was due to continued weak demand in Europe and an overall industry trend toward lower-priced products, particularly in monitors. In the first half of fiscal 1999, the Company's product mix continued to shift towards terminals and away from multimedia products.

         Cost of sales were $3.4 million in the first half of fiscal 1999, compared with $7.0 million in the first half of fiscal 1998, a decrease of $3.6 million, or 51%. This decrease is in line with the decrease in sales from the prior year period.

         Sales and marketing expenses were $959,000 in the first half of fiscal 1999, compared with $1,498,000 in the first half of fiscal 1998, a decrease of $539,000, or 36%. As a percentage of net sales, sales and marketing expenses increased to 26% in the first half of fiscal 1999 compared with 19% in the first half of fiscal 1998. The increase represents costs incurred by the Company to launch its TeleCLIENT product line during the first half of fiscal 1999.

         Research and development expenses were $194,000 in the first half of fiscal 1999, compared with $226,000 in the first half of fiscal 1998, a decrease of $32,000, or 14%. As a percentage of net sales, research and development expenses increased to 5% in the first half of fiscal 1999 compared with 3% in the first half of fiscal 1998. The increase, as a percentage of net sales, represents increased costs associated with the continued development of the Company's TeleCLIENT product line.

         General and administrative expenses were $839,000 in the first half of fiscal 1999, compared with $679,000 in the first half of fiscal 1998, an increase of $160,000, or 24%. As a percentage of net sales, general and administrative expenses increased to 23% in the first half of fiscal 1999 compared with 9% in the first half of fiscal 1998. The increase is primarily due to lease payments that the Company began making in fiscal 1999 in accordance with the sale and leaseback of the Company's headquarters facility.

         The Company's loss from operations was approximately $1.7 million in both the first half of fiscal 1999 and the first half of fiscal 1998.

         Interest income, net of interest expense, was $145,000 in the first half of fiscal 1999, compared with $82,000 in the first half of fiscal 1998, an increase of $63,000, or 77%. The increase was due to an increase in interest income resulting from the $2.75 million, 7.25% promissory note that the Company received pursuant to the sale of its building in December 1998, as well as to additional cash that the Company had during the first half of the year as a result of the building sale.

         Other income was $159,000 in the first half of fiscal 1999, compared with $38,000 expense in the first half of fiscal 1998, an increase of $197,000. The increase was due primarily to the amortization of the deferred gain on the sale of the Company's building. In addition, during the second quarter of fiscal 1999, the Company changed the amortization period of the deferred gain to 15 years to correspond with the lease term of the building.

         Net loss for the first half of fiscal 1999 was approximately $1.4 million, compared with a net loss of approximately $1.7 million in the first half of fiscal 1998, a decrease of $0.3 million, or 18%.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 1999, the Company had $6.7 million in cash and cash equivalents, an increase of approximately $5.1 million over the same balances at the end of fiscal 1998 of $1.6 million.

         Net accounts receivable were $1.2 million at April 30, 1999, compared with $2.4 million at October 31, 1998, a decrease of $1.2 million, or 50%, while net inventories were essentially flat at $2.3 million at both April 30, 1999 and October 31, 1998.

         Working capital at the end of the second quarter of fiscal 1999 was approximately $7.3 million, an increase of approximately 190% from the fiscal 1998 year-end level of approximately $2.5 million.

         The Company believes that, with respect to its current operations, the Company's cash balance of approximately $6.7 million at April 30, 1999, which includes $1.0 million pledged as collateral to support letters of credits, plus revenues from operations and other non-operating cash receipts, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months.

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

         The Company has completed assessing its computer systems, software and operations infrastructure, including systems being developed to improve business functionality, to identify computer hardware, software and process control systems that are not Y2K compliant. The Company internally evaluated the Y2K compliance of its existing computer systems, software and operations infrastructure and any Y2K issues of third parties of business importance to the Company. The Company is trying to minimize any disruptions to the Company's business which could result from the Y2K problem and to minimize liabilities which the Company might incur as a result of such disruptions.

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

         The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates as of June 7, 1999, which are based on numerous assumptions as to future events. There can be no assurance that these estimates will prove accurate, and actual results could differ materially from those estimated if these assumptions prove inaccurate or inadequate.

            [The remainder of this page is intentionally left blank.]

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         See Note 4 of "Notes to Condensed Consolidated Financial Statements."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of April 30, 1999, the Company had a long-term note receivable (the "Note") of $2.7 million. The Company received the Note, which bears interest at a fixed rate of 7.25% per annum, as part consideration for the sale of the Company's headquarters facility in December 1998. The interest rate on the Note is fixed over the life of the note, with principal and interest payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

         Because the interest rate on the Note is fixed for the term of the Note, any change in interest rates would not affect the Company's earnings or cash flows if it chose to hold onto the note, although a change in interest rates could affect the market value of the Note if the Company chose to sell the note prior to maturity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of stockholders on April 13, 1999, at which K. Philip Hwang, Woo K. Kim, Robert E. Larson and Jun Keun Yum were elected by the stockholders as Directors of the Company.

         The stockholders also ratified the appointment of Grant Thornton LLP as the Company's independent public accountant for the fiscal year ending October 31, 1999.

Following are the number of votes cast for each of the two proposals during the stockholders meeting on April 13, 1999:

                                                                  Against/
                                                 For              Withhold          Abstentions
                                                 ---              --------          -----------
Proposal No. 1
Election of four Directors of the Company
Dr. K. Philip Hwang                              10,370,728       51,807            None
Mr. Woo K. Kim                                   10,370,780       51,755            None
Dr. Robert E. Larson                             10,371,280       51,255            None
Mr. Jun Keun Yum                                 10,371,280       51,255            None

Proposal No. 2
Ratification of Grant Thornton LLP as the
Company's independent public accountants for
the year ending October 31, 1999                 10,384,489       22,627            15,419

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBIT.

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

                                                    TELEVIDEO, INC.
                                        ---------------------------------------
                                                     (REGISTRANT)

DATE:  JUNE 14, 1999               BY:            /S/ JAMES D. WHEAT
                                        ---------------------------------------
                                                   JAMES D. WHEAT
                                                CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL AND
                                                   ACCOUNTING OFFICER)