Form 10-Q
period 1999-07-31
TELEVIDEO INC
filed 1999-09-14
CIK 353779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       -----------------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JULY 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-11552

                                 TELEVIDEO, INC.
                       -----------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    94-2383795
           --------                                    ----------
(STATE OR OTHER JURISDICTION OF                      (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                                 2345 HARRIS WAY
                           SAN JOSE, CALIFORNIA 95131
                                 (408) 954-8333
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                    ----------------------------------------
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

THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF SEPTEMBER 8, 1999 IS: 11,271,085.
                    ----------------------------------------

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.



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

     The results of operations for the three- and nine-month periods ended July 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1999.

                                 TELEVIDEO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                       Jul. 31,     Oct. 31,
                                                                                                          1999         1998
                                                                                                     -----------   ---------
                                                                                                     (Unaudited)   (Audited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                           $  5,284   $  1,640
    Certificate of Deposit                                                                                 1,000          0
    Accounts receivable, less allowance of $1,319 in 1999 and $1,352 in 1998                               1,288      2,420
    Inventories, net                                                                                       2,092      2,275
    Prepayments and other                                                                                    523        420
    Notes receivable                                                                                         176          0
                                                                                                        --------   --------
        Total current assets                                                                              10,363      6,755
                                                                                                        --------   --------
PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                                       0        890
    Building                                                                                                   0      1,035
    Production equipment                                                                                     624        530
    Office furniture and equipment                                                                         1,150      1,146
    Building improvements                                                                                      0      1,105
    Leased property under capital lease                                                                    6,270          0
                                                                                                        --------   --------
                                                                                                           8,044      4,706
    Less accumulated depreciation and amortization                                                         1,902      2,138
                                                                                                        --------   --------
        Property, plant and equipment, net                                                                 6,142      2,568

INVESTMENTS IN AFFILIATES                                                                                  1,336      1,336
LONG-TERM NOTE RECEIVABLE                                                                                  2,713          0
                                                                                                        --------   --------
        Total assets                                                                                    $ 20,554   $ 10,659
                                                                                                        --------   --------
                                                                                                        --------   --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                                    $    762   $    541
    Notes payable                                                                                              0      2,500
    Accrued liabilities                                                                                    1,259        820
    Income taxes                                                                                             361        361
    Obligation under capital lease--current                                                                  418          0
    Deferred gain on sale of land and building--current                                                    1,147          0
                                                                                                        --------   --------
        Total current liabilities                                                                          3,947      4,222
                                                                                                        --------   --------
    Obligation under capital lease--long-term                                                              5,852          0
    Deferred gain on sale of land and building--long-term                                                  6,600          0
                                                                                                        --------   --------
        Total liabilities                                                                                 16,399      4,222
                                                                                                        --------   --------
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value;
       Authorized--75,000,000 shares
       Outstanding--11,271,085 shares in 1999 and 1998
         (net of 120,000 treasury shares)                                                                    453        453
    Additional paid-in capital                                                                            95,703     95,703
    Accumulated deficit                                                                                  (92,001)   (89,719)
                                                                                                        --------   --------
        Total stockholders' equity                                                                         4,155      6,437
                                                                                                        --------   --------
        Total liabilities and stockholders' equity                                                      $ 20,554   $ 10,659
                                                                                                        --------   --------
                                                                                                        --------   --------

The accompanying notes are an integral part of these financial statements.

                                               TELEVIDEO, INC.

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             THREE AND NINE MONTHS ENDED JULY 31, 1999 AND 1998
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 (UNAUDITED)

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        JULY 31,                        JULY 31,
                                                              -----------------------           ----------------------
                                                                  1999           1998               1999          1998
                                                              --------       --------           --------      --------
NET SALES                                                     $  1,926       $  3,061           $  5,635      $ 10,756

COST OF SALES                                                    1,844          2,775              5,215         9,781
                                                              --------       --------           --------      --------
GROSS PROFIT                                                        82            286                420           975

OPERATING EXPENSES:
     Sales and Marketing                                           599            520              1,558         2,018
     Research and development                                      230             86                424           312
     General and administration                                    505            490              1,344         1,170
                                                              --------       --------           --------      --------
            Total operating expenses                             1,334          1,096              3,326         3,500
                                                              --------       --------           --------      --------
            Loss from operations                                (1,252)          (810)            (2,906)       (2,525)

INTEREST INCOME, NET                                               125             36                270            99

OTHER INCOME (EXPENSE), NET                                        196            (75)               355           (94)
                                                              --------       --------           --------      --------
           Net loss                                           $   (931)      $   (849)          $ (2,281)     $ (2,520)
                                                              --------       --------           --------      --------
LOSS PER SHARE:
Basic and diluted                                             $  (0.08)      $  (0.08)          $  (0.20)     $  (0.22)
                                                              --------       --------           --------      --------
                                                              --------       --------           --------      --------
Weighted average number of common shares outstanding, and       11,271         11,391             11,271        11,387
common and potentially dilutive common shares
outstanding



The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                1999              1998
                                                                               ------            ------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from operations                                                     $(2,281)          $(2,520)

       Charges (credits) to operations not affecting cash:
          Depreciation and amortization                                          263               166
          Provision for bad debts                                                (33)                0
          Provision for excess and obsolete inventories                          175                 0

       Changes in operating assets and liabilities:
          Accounts receivable                                                  1,166             1,229
          Inventories                                                              8              (211)
          Prepayments and other                                                 (103)              (31)
          Accounts payable                                                       222              (560)
          Notes payable                                                       (2,500)            2,000
          Accrued liabilities                                                    437                46
          Deferred gain on sale of land and building,
                 net of long term receivable                                   5,028                 0
                                                                             -------           -------
             Net cash provided by operating activities                         2,382               119
                                                                             -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Certificate of Deposit                                                    (1,000)                0
    Net retirements of (additions to) property, plant and equipment            2,433               (14)
    Investments in  affiliate                                                      0               309
    Increase in note receivable                                                 (171)           (1,200)
                                                                             -------           -------
             Net cash provided by (used in) investing activities               1,262              (905)
                                                                             -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                         0                30
                                                                             -------           -------
             Net cash provided by financing activities                             0                30
                                                                             -------           -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               3,644              (756)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF PERIOD                                                                    1,640             3,604
                                                                             -------           -------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                               $ 5,284           $ 2,848
                                                                             -------           -------
                                                                             -------           -------

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

                                 TELEVIDEO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information at July 31, 1999 and for the three and nine months ended July 31, 1999 and 1998 includes all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes are necessary for fair presentation for the results of the periods presented.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

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

     INVENTORIES

     Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of approximately $821,000 and $646,000 in 1999 and 1998, respectively:

                                                     Jul. 31,       Oct. 31,
                                                       1999           1998
                                                     -------        -------
          Purchased parts and subassemblies          $  624          $1,196
          Work-in-process                               235              91
          Finished goods                              1,233             988
                                                     ------          ------
                                                     $2,092          $2,275
                                                     ------          ------
                                                     ------          ------

PROPERTY, PLANT AND EQUIPMENT

     Depreciation and amortization are provided over the estimated useful lives of the assets using both straight-line and accelerated methods.

                Building, Including leased property        15-40  years
                Production equipment                        1-10  years
                Office furniture                            1-10 years

     LOSS PER SHARE

     Loss per share is based on the weighted average number of shares of Common Stock outstanding during each period.

     RECLASSIFICATIONS

     Certain reclassifications were made to the 1998 accompanying consolidated financial statements to conform to the 1999 presentation.

2.   ACQUISITIONS AND DIVESTITURES:

     Applied Photonics Technology, Inc.
     ----------------------------------
     On April 16, 1997, the Company entered into a Common Stock Purchase agreement with Applied Photonics Technology, Inc. ("APT"), a California corporation, whereby the Company purchased a 30% interest in APT for $3.0 million.

     During fiscal 1998, the Company loaned APT $1.7 million at an annual interest rate of prime plus one for its operations.

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

     The Company accounted for its investment in APT using the equity method of accounting during previous fiscal years. For the year ended October 31, 1998, the Company has written off its investment, related goodwill, and note receivable aggregating approximately $4.08 million as APT's existing capital and internally generated funds were not adequate for APT capital requirements through fiscal 1999. Substantial additional funds will be required from external sources to support APT's operations during fiscal 1999 and beyond. During the first quarter of fiscal 1999, the Company loaned APT an additional $176,000 at annual interest rate of 10% to support APT's operations. The Company has, since then, been advised that APT expects to receive such substantial additional funds through equity investment during fiscal 1999, which may be adequate for its capital requirements through fiscal 1999 and beyond. However, there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms.

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

     At the indicated dates the Company had the following investments in affiliates and joint ventures: (in thousands)

                                         Jul. 31,      Oct. 31,
                                           1999          1998
                                         --------      --------
          TLK, Inc.                      $  150          $  150
          Three H                            76              76
          Koram                             110             110
          mySimon, inc                    1,000           1,000
                                         ------          ------
                                         $1,336          $1,336
                                         ------          ------
                                         ------          ------

3.   LETTER OF CREDIT AGREEMENT:

     The Company has one letter of credit agreement with the bank whereby the bank will issue up to a total of $1.0 million of standby and sight letter of credits. This agreement is contingent upon the Company maintaining time deposits (CD's) at the bank as collateral in a total amount no less than the outstanding borrowings. At July 31, 1999, the Company had no letters of credit outstanding.

4.   LITIGATION:

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

5.   TREASURY SHARES:

     In October, 1996, the Company received 120,000 shares (adjusted for the 1 for 4 reverse stock split in 1998) of the Company's stock in partial settlement of a claim against a former employee. The Company paid no consideration for these shares, which have been held in treasury since receipt and have not been retired.

6.   SUBSEQUENT EVENT:

     In September 1999, the Company loaned APT $125,000. The note bears interest at the rate of 6% per annum and is due on December 1, 1999. The Company has received a guarantee of payment from a third party that is expected to provide additional funds to APT (Refer to Note 2). In September 1999, the Company entered into a consulting agreement with APT in which APT will undertake two engineering Development projects for the Company, whereby the Company made an advance payment of $125,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 1999 TO THE THREE MONTHS ENDED JULY 31, 1998

     Net sales for the third quarter of fiscal 1999 were $1.9 million, compared with $3.1 million in the third quarter of fiscal 1998, a decrease of $1.2 million, or 39%. The decrease in net sales reflects the Company's continued shift away from the sale of monitors and multimedia products. During the third quarter of fiscal 1999, sales of monitors and multimedia products totaled approximately $0.2 million, as compared with approximately $1.1 million in the prior year quarter.

     Cost of sales were $1.8 million in the third quarter of fiscal 1999, compared with $2.8 million in the third quarter of fiscal 1998, a decrease of $1.0 million, or 36%. The decrease is primarily due to the decrease in sales from the prior year period.

     Sales and marketing expenses were $0.6 million in the third quarter of fiscal 1999, compared with $0.5 million in the third quarter of fiscal 1998. As a percentage of net sales, sales and marketing expenses increased to 31% in the third quarter of fiscal 1999 compared with 17% in the third quarter of fiscal 1998. The increase reflects additional ongoing costs incurred by the Company to launch its TeleCLIENT product line.

     Research and development expenses were $0.2 million in the third quarter of fiscal 1999, compared with $0.1 million in the third quarter of fiscal 1998, an increase of $0.1 million. As a percentage of net sales, research and development expenses increased to 12% in the third quarter of fiscal 1999 compared with 3% in the third quarter of fiscal 1998. The increase represents increased costs associated with the continued development of the Company's TeleCLIENT product line.

     General and administrative expenses were $0.5 million in the third quarter of fiscal 1999, the same level as in the third quarter of fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 26% in the third quarter of fiscal 1999 compared with 16% in the third quarter of fiscal 1998. The increase, as a percentage of sales, is primarily due to lease expenses that the Company began making in fiscal 1999 in accordance with the sale and leaseback of the Company's headquarters facility. In the third quarter of fiscal 1999, the Company recorded a provision for bad debts of approximately $10,000, as compared with $219,000 in the third quarter of 1998.

     The Company's loss from operations was approximately $1.3 million in the third quarter of fiscal 1999 compared with approximately $0.8 million in the third quarter of fiscal 1998.

     Interest income, net of interest expense, was $125,000 in the third quarter of fiscal 1999, compared with $36,000 in the third quarter of fiscal 1998, an increase of $89,000, or 247%. The increase was due to increased interest income resulting from the $2.75 million, 7.25% promissory note that the Company received pursuant to the sale of its building in December 1998, as well as to additional cash that the Company had during the quarter due to the building sale.

     Other income was $196,000 in the third quarter of fiscal 1999, compared with $75,000 expense in the third quarter of fiscal 1998, an increase of $271,000. The increase was due primarily to the amortization of the deferred gain on the sale of the Company's building.

     Net loss for the third quarter of fiscal 1999 was $0.9 million compared with a net loss of $0.8 million in the third quarter of fiscal 1998.

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 1999 TO THE NINE MONTHS ENDED JULY 31, 1998

     Net sales for the first nine months of fiscal 1999 were $5.6 million, compared with $10.8 million in the first nine months of fiscal 1998, a decrease of $5.2 million, or 48%. The decrease in net sales reflects the Company's continued shift away from the sale of monitors and multimedia products. For the first nine months of fiscal 1999, sales of monitors and multimedia products totaled approximately $0.8 million, as compared with approximately $4.7 million in the prior year period.

     Cost of sales were $5.2 million in the first nine months of fiscal 1999, compared with $9.8 million in the first nine months of fiscal 1998, a decrease of $4.6 million, or 47%. This decrease is in line with the decrease in sales from the prior year period.

     Sales and marketing expenses were $1.6 million in the first nine months of fiscal 1999, compared with $2.0 million in the first nine months of fiscal 1998, a decrease of $0.4 million, or 20%. As a percentage of net sales, sales and marketing expenses increased to 28% in the first nine months of fiscal 1999 compared with 19% in the first nine months of fiscal 1998. The increase represents costs incurred by the Company to launch its TeleCLIENT product line during the first nine months of fiscal 1999.

     Research and development expenses were $0.4 million in the first nine months of fiscal 1999, compared with $0.3 million in the first nine months of fiscal 1998. As a percentage of net sales, research and development expenses increased to 8% in the first nine months of fiscal 1999 compared with 3% in the first nine months of fiscal 1998. The increase represents increased costs associated with the continued development of the Company's TeleCLIENT product line.

     General and administrative expenses were $1.3 million in the first nine months of fiscal 1999, compared with $1.2 million in the first nine months of fiscal 1998, an increase of $0.1 million or 8%. As a percentage of net sales, general and administrative expenses increased to 24% in the first nine months of fiscal 1999 compared with 11% in the first nine months of fiscal 1998. The increase, as a percentage of sales, is primarily due to lease expenses that the Company began making in fiscal 1999 in accordance with the sale and leaseback of the Company's headquarters facility.

     The Company's loss from operations was approximately $2.9 million for the first nine months of fiscal 1999 and $2.5 million for the first nine months of fiscal 1998.

     Interest income, net of interest expense, was $270,000 in the first nine months of fiscal 1999, compared with $99,000 in the first nine months of fiscal 1998, an increase of $171,000, or 173%. The increase was due to increased interest income resulting from the $2.75 million, 7.25% promissory note that the Company received pursuant to the sale of its building in December 1998, as well as to additional cash that the Company had as a result of the building sale.

     Other income was $355,000 in the first nine months of fiscal 1999, compared with $94,000 expense in the first nine months of fiscal 1998, an increase of $449,000. The increase was due primarily to the amortization of the deferred gain on the sale of the Company's building.

     Net loss for the first nine months of fiscal 1999 was approximately $2.3 million, compared with a net loss of approximately $2.5 million in the first nine months of fiscal 1998, a decrease of $0.2 million, or 8%.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1999, the Company had $5.3 million in cash and cash equivalents, an increase of approximately $3.7 million over the same balances at the end of fiscal 1998 of $1.6 million. This increase excludes a $1.0 million certificate of deposit which the Company purchased in fiscal 1999.
Net cash provided by operating activities increased from $119,000 in the nine months ended July 31, 1998 to $2.4 million for the same period in fiscal 1999.

     Net accounts receivable were $1.2 million at July 31, 1999, compared with $2.4 million at October 31, 1998, a decrease of $1.2 million, or 50%, while net inventories were $2.1 million at July 31, 1999, as compared with $2.3 million at October 31, 1998, a decrease of $0.2 million.

     Working capital at the end of the third quarter of fiscal 1999 was approximately $6.4 million, an increase of 156% from the fiscal 1998 year-end level of approximately $2.5 million primarily as a result of the proceeds from the sale of the Company's headquarters facility.

     The Company believes that, with respect to its current operations, the Company's cash balance of approximately $5.3 million at July 31, 1999, its $1.0 million certificate of deposit, plus revenues from operations and other non-operating cash receipts, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months.

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

     The Company has completed assessing its computer systems, software and operations infrastructure, including systems being developed to improve business functionality, to identify computer hardware, software and process control systems that are not Y2K compliant. The Company internally evaluated the Y2K compliance of its existing computer systems, software and operations infrastructure and any Y2K issues of third parties of business importance to the Company. The Company is trying to minimize any disruptions to the Company's business which could result from the Y2K problem and to minimize liabilities which the Company might incur as a result of such disruptions. During the third quarter of fiscal 1999, the Company began implementation of a new accounting and operations system that has been warranted by the manufacturer of the system to be Y2K compliant. Although the Company's existing accounting and operations system is believed to be materially Y2K compliant, the Company has chosen to upgrade to a new system to take advantage of various enhancements offered by the new system. The Company expects to spend less than $100,000 to fully implement its new system and expects the implementation to be completed by November 1, 1999.

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

     The Company has not developed a contingency plan for dealing with the operational problems and costs, including loss of revenues, that would be reasonably likely to result from failure by the Company and certain third parties to achieve Y2K compliance on a timely basis.

     The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates as of September 9, 1999, which are based on numerous assumptions as to future events. There can be no assurance that these estimates will prove accurate, and actual results could differ materially from those estimated if these assumptions prove inaccurate or inadequate.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      See Note 4 of "Notes to Condensed Consolidated Financial Statements."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of July 31, 1999, the Company had a long-term note receivable (the "Note") of $2.7 million. The Company received the Note, which bears interest at a fixed rate of 7.25% per annum, as partial consideration for the sale of the Company's headquarters facility in December 1998. The interest rate on the Note is fixed over the life of the Note, with principal and interest payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

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




                                                    TELEVIDEO, INC.
                                        ---------------------------------------
                                                     (REGISTRANT)


            DATE: SEPTEMBER 14, 1999    BY:         /S/ JAMES D. WHEAT
                                        ---------------------------------------
                                                     JAMES D. WHEAT
                                                 CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL AND
                                                  ACCOUNTING OFFICER)