Form 10-K/A
period 1998-10-31
TELEVIDEO INC
filed 1999-11-24
CIK 353779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               ------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

         AS OF FEBRUARY 8, 1999, 11,271,085 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.


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


         THREE H

         Three H Partners, owned equally by TeleVideo and a Russian entity, was formed in fiscal 1991. The Company invested a total of $76,000 into Three
H. The Company has restated its financial statements to reflect a write off of this investment at October 31, 1996 (Refer to Note 15).

         TLK, INC.

         In November 1996, the Company invested $150,000 in exchange for a 20% ownership in TLK, Inc. for the China Power Plant projects in Lin Zhang, Quin Yuan and Henan Provinces in China. The Company has restated its financial statements to reflect a write-off of this investment at October 31, 1997. (Refer to Note 15)

         KORAM, INC.

         On March 3, 1997, the Company deposited $224,820 in escrow in Korea, which amount was used to purchase a 50% interest in a restaurant venture in Seoul, Korea. The amount deposited has been written down to $109,820 due to the devaluation of the Korean won. The Company accounts for this investment on the equity basis of accounting.

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

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Year Ended October 31,
                                     ---------------------------------------------------------------------------
                                        1998             1997              1996
                                     (Restated)       (Restated)        (Restated)        1995            1994
                                     ----------       ----------        ----------     ---------        --------
STATEMENT OF OPERATIONS DATA:

Net sales                              $14,751          $19,884          $21,576         $16,914        $13,232
    Income (loss) from continuing
       operations                       (4,727)          (3,115)          (4,638)         (4,741)        (1,869)

Net (loss) income                       (8,881)(4)       (3,444)(3)       (2,993)(2)         415(1)        (907)
    Net (loss) income (per share),
       Basic and diluted                 (0.79)           (0.31)           (0.26)           0.04          (0.08)

BALANCE SHEET DATA:

Cash and cash equivalents              $ 1,640          $ 3,604          $ 4,496         $ 5,145        $ 2,131
Working capital                          2,533            9,208           13,239          13,035          7,246
Total assets                            10,433           17,692           23,014          24,600         26,045
Stockholders' equity                     6,211           15,062           18,468          21,345         21,832


         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements for a discussion of operating results, liquidity needs and acquisitions and dispositions during the periods.

       (1)      Includes net gains (loss) from the following (in thousands):

                (A)      Sale of building                                                      $1,350
                (B)      Disposition of Russian joint venture interest                          1,910
                (C)      Sale of interest in Kabil Electronics                                  1,422
                (D)      Disposal of SMS product line                                            (346)
                                                                                               ------
                                                                                               $4,336
                                                                                               ------
                                                                                               ------

       (2) Includes net gain from the sale of InterTerminal joint venture interest of $1,370,000.

       (3)    Includes net gains(loss) from the following (in thousands):

               (A) Loss from investment in APT venture                                         $ (623)
               (B) Gain from Russian investment                                                   100
               (C) Gain from tax settlement                                                       250
               (D) Korean currency valuation adjustment                                          (115)
               (E) Loss from write-off of TLK                                                    (150)
                                                                                                -----
                                                                                               $ (538)
                                                                                               ------
                                                                                               ------
       (4)    Includes net loss from investment in APT venture of $ 4,076,903.

       (5)    Refer to Note 15

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


RESULTS OF OPERATIONS

         FISCAL 1998 COMPARED TO FISCAL 1997

         Net sales for fiscal year 1998 were approximately $14.75 million, a decrease of approximately 25.8% compared to $19.88 million net sales in fiscal 1997. The decrease in net sales in fiscal 1998 was mainly due to the decrease in the sale of multimedia products, which the Company is gradually phasing out, from approximately $6.5 million in 1997 to approximately $1.9 million in 1998, a decrease of 70.7%. Additionally, there were decreases in the sales of OMTI board, spares, repairs and miscellaneous products from approximately $2.3 million in 1997 to $1.2 million in 1998, or 52.4%. Sales of OMTI boards have decreased as demand from customers has shifted toward newer technologies. The Company sells OMTI boards only to existing customers who continue to use this particular technology. Sales of spares, repairs and miscellaneous products decreased in 1998 as price decreases made it more cost effective for customers to replace, rather than to repair, their related equipment. However, monitor net sales increased from $3.5 million in 1997 to $4.4 million in 1998, an increase of 24%, to offset the decrease in net sales of multimedia and other products.

         Cost of sales decreased from approximately $17.79 million in 1997 to $13.38 million in 1998, a decrease of 24.8%. Cost of sales as a percentage of net sales increased from 89.5% in 1997 to 90.7% in 1998, due primarily to lower profit margins on sales of both multimedia products and monitors. During 1998, the Company phased out its multimedia product lines and sold most of its multimedia inventory at below average gross margins to reduce its excess stock. The Company's net inventory level decreased by 22% in 1998, to $2.3 million, from $2.9 million at October 31, 1997. The Company also experienced competitive pricing pressure on the sale of monitors, leading to lower gross margins for some of its monitors in stock when compared with gross margins in 1997. Manufacturing expenses (which are included in cost of sales) decreased from approximately $1.3 million in fiscal 1997 to approximately $1.1 million in fiscal 1998, a decrease of $182,000 or 14.4%. The decrease was mainly due to the decrease in number of employees from 27 in 1997 to 17 in 1998.

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

         General and administrative expenses increased as a percentage of net sales from approximately 7.3% in fiscal 1997 to approximately 22.3% in fiscal 1998 while actual expenses also increased from approximately $1.46 million in fiscal 1997 compared to approximately $3.3 million in fiscal 1998, a 126% increase. The increase was due primarily to the increase in bad debts from approximately $293,000 in fiscal 1997 to approximately $2.3 million in 1998. The increase in bad debts was due to the Company's write-off of its accounts and notes receivable balance from Applied Computer Technology, Inc., of approximately $1.96 million.

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

         The net loss for fiscal year 1998 was approximately $8.9 million, compared with a $3.4 million net loss for fiscal 1997. In addition to the various factors noted above, the loss from equity investment in Applied Photonics Technology, Inc. of approximately $4.08 million was the paramount reason for the approximately 162% increase in net loss.

         Net loss per share in fiscal 1998 was $0.79 based on 11,267,685 weighted average shares outstanding, compared to a net loss per share in fiscal 1997 of $0.31 based on 11,254,810 weighted average shares outstanding. The shares outstanding numbers reflect a 4-for-1 reverse stock split effected in April 1998.

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

         The Company recognized a net gain from the sale of TeleVideo-RUS in the amount of $100,000 in fiscal 1997. A loss of $390,000 is also recognized representing 30% equity interest in Advanced Photonics Technology, Inc. and $115,000 due to currency devaluation of the Korean won in the Company's investment with Koram. Additionally, the Company's re-stated financial results reflect a write-off of the Company's $150,000 investment in TLK for the fiscal year ended October 31, 1997, and a write-off of the Company's $76,000 investment in Three H for the fiscal year ended October 31, 1996. (Refer to Note 15)

         Interest income earned in fiscal 1997 decreased to $410,000 from $697,000 in fiscal 1996, a 41.2% decrease. The decrease was primarily due to lower cash level in 1997 than in 1996.

         Net loss for fiscal year 1997 was approximately $3.4 million, compared with $3.0 million net loss for fiscal 1996. The loss in fiscal 1997 was a result of the various factors noted above.

         Net loss per share in fiscal 1997 was $0.31 based on 11,254,810 weighted average shares outstanding, compared to a net loss per share in fiscal 1996 of $0.26 based on 11,351,000 weighted average shares outstanding.

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

              (Remainder of this page was intentionally left blank)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                      PAGE NO.
                                                                      IN 10-K/A
                                                                      ---------
Report of Independent Certified Public Accountants..................     21

Consolidated Balance Sheets - October 31, 1998 (Restated) and
1997 (Restated).....................................................     22

Consolidated Statements of Operations for the Years Ended
October 31, 1998 (Restated), 1997 (Restated) and 1996 (Restated)....     23

Consolidated Statement of Stockholders' Equity for the Years Ended
October 31, 1998 (Restated), 1997 (Restated) and 1996 (Restated)....     24

Consolidated Statements of Cash Flows for the Years Ended
October 31, 1998 (Restated), 1997 (Restated) and 1996 (Restated)....     25

Notes to Consolidated Financial Statements .........................     26





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

As discussed in Note 15, the accompanying consolidated balance sheets as of October 31, 1998 and 1997 and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended October 31, 1998 have been restated.

/s/ GRANT THORNTON LLP
-----------------------
    Grant Thornton LLP


San Jose, California
December 18, 1998
(except for note 14, as to which the
date is December 28, 1998, note 4, as
to which the date is February 16, 1999
and notes 2 and 15, as to which the date is November 12, 1999.)


                                 TELEVIDEO, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (RESTATED)

                                                                                              October 31,
                                                                                      ----------------------------
                                                    ASSETS                                1998            1997
                                                                                      ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents (including restricted cash of
       $1,000 in 1998 and $3,000 in 1997)                                             $     1,640    $     3,604
    Accounts receivable, less allowance of $1,352 in 1998 and $438 in 1997                  2,420          4,191
    Inventories                                                                             2,275          2,923
    Prepayments and other                                                                     420            220
    Loan receivable from major customer, less allowance of $313 in 1997                         -            900
                                                                                      -----------    -----------
              Total current assets                                                          6,755         11,838
                                                                                      -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                      890            890
    Building                                                                                1,035          1,035
    Production equipment                                                                      530            524
    Office furniture and equipment                                                          1,146          1,140
    Building improvements                                                                   1,105          1,105
                                                                                      -----------    -----------
                                                                                            4,706          4,694
    Less accumulated depreciation and amortization                                          2,138          1,934
                                                                                      -----------    -----------
              Property, plant and equipment, net                                            2,568          2,760

Long term receivable from major customer, less allowance of $292 in 1997                        -            608

INVESTMENTS IN AFFILIATES                                                                   1,110          2,486
                                                                                      -----------    -----------
              Total assets                                                            $    10,433    $    17,692
                                                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                  $       541    $     1,539
    Notes payable                                                                           2,500              -
    Accrued liabilities                                                                       820            730
    Income taxes                                                                              361            361
                                                                                      -----------    -----------
              Total current liabilities                                                     4,222          2,630
                                                                                      -----------    -----------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value;
       Authorized--75,000,000 shares
       Outstanding--11,271,085 shares in 1998 and 11,254,810
          shares in 1997 (net of 120,000 treasury shares)                                     453            450
    Additional paid-in capital                                                             95,703         95,676
    Accumulated deficit                                                                   (89,945)       (81,064)
                                                                                      -----------    -----------
              Total stockholders' equity                                                    6,211         15,062
                                                                                      -----------    -----------
              Total liabilities and stockholders' equity                              $    10,433    $    17,692
                                                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                                                              22

                                 TELEVIDEO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (RESTATED)

                                                                          Year Ended October 31,
                                                                  ------------------------------------
                                                                    1998          1997          1996
                                                                  --------      --------      --------

NET SALES                                                         $ 14,751      $ 19,884      $ 21,576

COST OF SALES                                                       13,381        17,785        20,627
                                                                  --------      --------      --------
GROSS PROFIT                                                         1,370         2,099           949

OPERATING EXPENSES:
    Sales and Marketing                                              2,438         2,995         2,428
    Research and Development                                           370           762         1,097
    Provision for Bad Debts                                          2,300           293           760
    General and Administrative                                         989         1,164         1,302
                                                                  --------      --------      --------
              Total Operating Expenses                               6,097         5,214         5,587
                                                                  --------      --------      --------
              Loss from Operations                                  (4,727)       (3,115)       (4,638)

GAIN ON SALES OF INVESTMENTS IN
    UNCONSOLIDATED AFFILIATES                                            -             -         1,369

EQUITY IN LOSS OF AFFILIATES                                        (4,077)         (888)         (109)

INTEREST AND OTHER INCOME (EXPENSE), net                               (77)          559           385
                                                                  --------      --------      --------

              Net loss                                            $ (8,881)     $ (3,444)     $ (2,993)
                                                                  ========      ========      ========

Net loss per share, Basic and diluted                             $  (0.79)     $  (0.31)     $  (0.26)
                                                                  ========      ========      ========


Shares used in computing basic and diluted net loss per share       11,268        11,255        11,351
                                                                  ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                THREE YEARS ENDED
              OCTOBER 31, 1998, OCTOBER 31, 1997, OCTOBER 31, 1996
                                    (RESTATED)



                                                        Common Stock      Additional                                  Total
                                                    -------------------    Paid in        Other     (Accumulated   Stockholders'
                                                     Shares     Amount     Capital      Adjustment    Deficit)        Equity
                                                    --------   --------   ----------   -----------  ------------  --------------
Balance - October 31, 1995                           11,287      $451      $95,560        $(39)       $(74,627)      $21,345

    Unrealized loss from marketable securities            -         -            -          39               -            39


    Exercise of employee stock options                   63         3           74           -               -            77

    Treasury stock                                     (120)       (5)           5           -               -             -

    Net loss                                              -         -            -           -          (2,993)       (2,993)
                                                    --------   --------    -------        -----      ----------      --------

Balance - October 31, 1996                           11,230       449       95,639           -         (77,620)       18,468

    Exercise of employee stock options                   25         1           37           -               -            38

    Net loss                                              -         -            -           -          (3,444)       (3,444)
                                                    --------   --------   --------        -----      ----------      --------

Balance - October 31, 1997                           11,255       450       95,676           -         (81,064)       15,062

    Exercise of employee stock options                   16         3           27           -               -            30

    Net loss                                              -         -            -           -          (8,881)       (8,881)
                                                    --------   --------   --------        -----      ----------      --------
Balance - October 31, 1998                           11,271      $453      $95,703        $  -        $(89,945)      $ 6,211
                                                    --------   --------   --------        -----      ----------      --------
                                                    --------   --------   --------        -----      ----------      --------


    The accompanying notes are an integral part of this financial statement.

                                 TELEVIDEO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    Year Ended October 31,
                                                                                ------------------------------
                                                                                1998         1997         1996
                                                                                          (Restated)    (Restated)
                                                                               ------       ------       -------
INCREASE (DECREASE) IN CASH:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                  $(8,881)     $(3,444)      $(2,993)
       Charges (credits) to operations not affecting cash:
          Provision (recovery) for bad debts on receivables                     2,300          293           410
          Provision for excess and obsolete inventories                           123         (379)           50
          Net loss on sales of property and investment                              -           12            44
          Loss on investment in unconsolidated affiliates                       4,077          888           109
          Depreciation and amortization                                           204          362           275
          Loss on write off of foreign investments and loans                        -            -            97
          Income tax settlement                                                     -         (250)            -
       Changes in operating assets and liabilities:
          Accounts receivable                                                     564         (697)       (1,211)
          Inventories                                                             524        3,290          (149)
          Prepayment and other                                                   (200)        (159)          274
          Accounts payable                                                       (998)      (1,540)        1,418
          Accrued liabilities                                                      90         (126)         (126)
                                                                              -------      -------       -------
              Net cash used in operating activities                            (2,197)      (1,750)       (1,802)
                                                                              -------      -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                    (12)         (55)          (98)
    Loans to affiliate and other                                               (1,700)      (2,300)            -
    Increase in investments in affiliates                                      (1,000)      (3,225)         (205)
    Payments received on notes receivable from affiliate and other                415        6,400           513
    Proceeds from sales of property and investment                                  -            -           866
                                                                              -------      -------       -------
                 Net cash (used in) provided by investing activities           (2,297)         820         1,076
                                                                              -------      -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                         30           38            77
    Proceeds from note payable - affiliate                                        500            -             -
    Proceeds from note payable - other                                          2,000            -             -
                                                                              -------      -------       -------
              Net cash provided by financing activities                         2,530           38            77
                                                                              -------      -------       -------
DECREASE IN CASH AND CASH EQUIVALENTS                                          (1,964)        (892)         (649)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
    OF THE YEAR                                                                 3,604        4,496         5,145
                                                                              -------      -------       -------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                              $ 1,640      $ 3,604       $ 4,496
                                                                              -------      -------       -------
                                                                              -------      -------       -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Income taxes                                                           $     -      $     -       $    -
       Interest                                                               $    98      $     -       $    -


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

    INVESTMENTS IN AFFILIATES

    All of the Company's unconsolidated affiliates are accounted for using either the equity or the cost method.

    REVENUE RECOGNITION

    The Company recognizes revenue when products are shipped. The Company performs periodic evaluations of its customers' financial condition and maintains a reserve for potential credit losses and adjusts the reserve periodically to reflect both actual and potential credit losses. Product warranties are based on the ongoing assessment of actual warranty expenses incurred.

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

2.  ACQUISITIONS AND DIVESTITURES:

    MYSIMON, INC.

    In September 1998, the Company invested $1 million in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock that represents a 7.7% ownership interest in mySimon as of April 7, 1999. The investment has been accounted for on the cost method.

    mySimon, Inc. uses proprietary intelligent agent technology called Virtual Learning Agent (VLA) to assist online shoppers by scouring the Internet to instantly find the best prices on products from among thousands of online merchants.

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

    TLK, INC.

    In November 1996, the Company invested $150,000 in exchange for a 20% ownership in TLK, Inc. for the China Power Plant projects in Lin Zhang, Quin Yuan and Henan Provinces in China. The Company has restated its financial statements to reflect a write-off of this investment for the fiscal year ended October 31, 1997.

    THREE H

    Three H Partners, owned equally by TeleVideo and a Russian entity, was formed in fiscal 1991. The Company invested a total of $76,000 into Three H. The Company has restated its financial statements to reflect a write off of this investment at October 31, 1996 (Refer to Note 15).

    KORAM, INC.

    On March 3, 1997, the Company deposited $224,820 in escrow in Korea, which amount is to be used to purchase a 50% ownership in a restaurant venture in Seoul, Korea. In February 1998, the Company completed its purchase of a 50% interest in Koram, Inc. The Company's investment has been written down to $109,820 due to the devaluation of the Korean won. This investment is accounted for under the equity method of accounting.

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
                                            ----------
                                            $4,077,000
                                            ----------
                                            ----------

    The Company currently expects that APT's existing capital and internally generated funds would not be adequate for APT capital requirements through fiscal 1999. Substantial additional funds will be required from external sources to support APT's operation during fiscal 1999 and beyond. The Company has been advised that APT expects to receive such substantial additional funds through equity investment during early fiscal 1999, which may be adequate for its capital requirements through fiscal 1999 and beyond. However, there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms. The Company has not guaranteed any obligations of APT and has made no commitments to APT to provide additional financial support.

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

    TELEVIDEO-RUS

    In January 1996, TeleVideo set up a company called "TeleVideo-RUS" in the Commonwealth of Independent States (the "CIS") with an initial investment of $150,000. The main purpose of this company was to act as a liaison between TeleVideo and the authorities in the CIS by being the investment arm of the Company for any future investments in the CIS.

    In October 1997, the Company sold its interest in TeleVideo-RUS for $250,000 and recognized a $100,000 profit upon the sale. The Company has incurred no additional expenses on behalf of TeleVideo-RUS subsequent to the sale.

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


                                                    OCTOBER 31,
                                              ----------------------
                                                1998           1997
                                              -------        -------
          Net loss (in thousands)
              As reported                     ($8,881)       ($3,444)
              Pro forma                       ($8,987)       ($3,544)

          Loss per share, basic and diluted
              As reported                      ($0.79)        ($0.31)
              Pro forma                        ($0.80)        ($0.31)


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

    No deferred tax asset or benefit was recorded at October 31, 1998, as all amounts have been fully reserved. The valuation allowance increased by $3,823 in fiscal 1998 and increased by $2,997 in fiscal 1997. The components are as follows (in thousands):

                                             1998         1997
                                           --------     --------
          Net operating loss               $ 35,168     $ 31,844
          Other                               1,328          829
                                           --------     --------
                                             36,496       32,673
          Less valuation allowance          (36,496)     (32,673)
                                            --------     --------
                 Net benefit               $      -     $      -
                                           --------     --------
                                           --------     --------

    The following is a reconciliation of expected tax expense (benefit) to actual for each of the years ended October 31 (in thousands):

                                             1998          1997          1996
                                           ---------    ---------      ---------
          Book income (loss)                $(8,881)     $(3,444)       $(2,993)
                                            -------      -------        -------
          Expected tax expense (benefit)     (3,020)      (1,170)        (1,197)
                                            -------      -------        -------
          Adjustments to reconcile
            expected to actual expense
            (benefit):
               Effect of change in
               valuation allowance (net)      3,020        1,170          1,197
                                            -------      -------        -------
              Actual tax expense (benefit)  $     -      $     -        $     -
                                            -------      -------        -------
                                            -------      -------        -------


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

Information about the Company's operations in different geographic locations is as follows:


    ----------------------------------------------------------------------------
                              United         Europe         Other       Total
    (in thousands)            States
    ----------------------------------------------------------------------------
    1998
    Total Revenues            $12,681       $1,685         $  385      $14,751
    Operating
    (Loss)/Income              (5,188)         354            107       (4,727)
    Identifiable Assets        10,433            0              0       10,433

    1997
    Total Revenues            $17,197       $2,242         $  445      $19,884
    Operating
    (Loss)/Income              (3,657)         408            134       (3,115)
    Identifiable Assets        17,692            0              0       17,692

    1996
    Total Revenues            $18,157       $2,157         $1,262      $21,576
    Operating
    (Loss)/Income              (5,180)         235            307       (4,638)
    Identifiable Assets        23,014            0              0       23,014


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


13. VALUATION AND QUALIFYING ACCOUNTS:

    The Company's reserves for doubtful accounts receivable and inventory obsolescence consist of the following: (In thousands)

                                                                          CHARGED
                                                          BALANCE AT     (CREDITED)                       BALANCE AT
                                                           BEGINNING     TO COSTS &                         END OF
                                                           OF PERIOD       EXPENSE      DEDUCTIONS          PERIOD
                                                          ----------     ----------     ----------        ----------
       YEAR ENDED OCTOBER 31, 1996:
          Reserve for doubtful accounts                     $  841        $  760           $(321)(1)          $1,280
          Reserve for inventory obsolescence                $  613        $  918           $(868)(2)          $  663

       YEAR ENDED OCTOBER 31, 1997:
          Reserve for doubtful accounts                     $1,280        $  293           $(530)(1)          $1,043
          Reserve for inventory obsolescence                $  663        $  379           $(519)(2)          $  523

       YEAR ENDED OCTOBER 31, 1998:
          Reserve for doubtful accounts                     $1,043        $2,300         $(1,991)(1)          $1,352
          Reserve for inventory obsolescence                $  523        $  813           $(690)(2)          $  646

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

The accounting for this sale-leaseback transaction involving real estate will result in a deferred gain to be amortized over the lease term. The land component has been recorded as an operating leaseback. The building elements has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. As a result of the sale for $11.0 million (which includes the $2.75 million note receivable) a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15 year lease life on a straight line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized over the leased building asset life, which has been determined to be the 15 year lease term, on a straight line method.

15.      PRIOR PERIOD ADJUSTMENTS

The Company's financial statements as of October 31, 1998 and 1997 and for each of the three years in the period ended October 31, 1998 have been restated to reflect the effects of a write-off of the Company's investments in Three H and TLK due to impairment of value in these two investments. The Three H investment of $76,000 has been written off in fiscal year 1996 and the Net Loss and Net loss per share for 1996 were increased by $76,000 and $0.00, respectively. The TLK investment of $150,000 has been written off in fiscal year 1997 and the Net Loss and Net Loss per share were increased by $150,000 and $0.01, respectively.

Additionally, in October 1996 the Company received 120,000 shares of its Common Stock as a settlement of a claim against a former employee. The Company paid no consideration for these shares, which are held in treasury and not retired as of October 31, 1998. The financial statements as of October 31, 1998 and 1997 and for each of the three years in the period ended October 31, 1998 have been restated. As of October 31, 1998 and 1997 Common Stock and Additional paid-in capital have been decreased and increased $5,000, respectively. The Net Loss per share has been increased by $0.01, $0.01 and $0.00 for 1998, 1997 and 1996, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.


                                    PART III

         The following items included in the Company's Definitive Proxy Statement dated March 10, 1999 used in connection with the Company's Annual Meeting of Stockholders held on April 13, 1999 are incorporated herein by reference:

                                                                                      PAGES IN
                                                                                  PROXY STATEMENT
                                                                                  ---------------
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                          3

ITEM 11.      EXECUTIVE COMPENSATION                                                      9

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT              5

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                             10


         (The remainder of this page was left blank intentionally.)

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)      The following documents are filed as part of this Report.

         1.       FINANCIAL STATEMENTS.

         The Consolidated Financial Statements, Notes thereto and the Report of Grant Thornton LLP, Independent Public Accountants, thereon are included in Part II of this Report on Form 10-K/A.

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

                                  EXHIBIT INDEX


  EXHIBIT
  NUMBER                                                                          FOOTNOTE
  -------                                                                         --------

    3.1    Restated Certificate of Incorporation of the Company...............      (1)

    3.2    Bylaws of the Company..............................................      (1)

   10.1*   TeleVideo, Inc. 1991 Incentive Stock Option Plan...................      (2)

   10.2*   Form of Stock Option Agreement for TeleVideo, Inc.
           1991 Incentive Stock Option Plan...................................      (2)

   10.3*   TeleVideo, Inc. 1992 Outside Directors' Stock Option Plan..........      (2)

   10.4*   Management Bonus Plan effective fiscal 1984........................      (3)

   10.5    Form Distributor and Licensing Agreement...........................      (2)

   10.6    Form Original Equipment Manufacturer Agreement.....................      (2)

   10.9    InterTerminal Agreements and Promissory Notes......................      (4)

   21      Subsidiaries.......................................................      (5)

   23      Consent of Grant Thornton LLP, Independent Certified
           Public Accountants.................................................      (6)

   27      Financial Data Schedule............................................      (6)
---------------------------


FOOTNOTES TO EXHIBIT INDEX

*        Indicates a management contract or compensatory plan or arrangement.

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

(5) Previously filed as an Exhibit to the Company's original filing of its annual report on Form 10-K for the fiscal year ended October 31, 1998, filed on February 16, 1999.

(6)      Filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    TELEVIDEO, INC.


Date:  November 23, 1999            By:              /s/ James Wheat
                                      ------------------------------------------
                                                      James Wheat
                                                Chief Financial Officer
                                               (Principal Accounting and
                                                   Financial Officer)