Form 10-Q/A
period 1999-01-31
TELEVIDEO INC
filed 1999-11-24
CIK 353779

                            UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC 20549

                    ----------------------------

                             FORM 10-Q/A
                           (Amendment No.1)

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

The number of shares outstanding of registrant's Common Stock, as of March 12, 1999 is: 11,271,085.
             -----------

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

                              TELEVIDEO, INC.

               INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  JAN. 31,           Oct. 31,
                               ASSETS               1999               1998
                                                 (Restated)         (Restated)
                                                 ---------           --------
                                                (Unaudited)         (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                      $   7,616           $   1,640
  Accounts receivable, less allowance
    of $1,376 in 1999 and $1,352 in 1998             1,377               2,420
  Notes receivable                                     176                   0
  Inventories, net                                   2,780               2,275
  Prepayments and other                                481                 420
                                                 ---------           ---------
        Total current assets                        12,430               6,755
                                                 ---------           ---------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                   0                 890
  Building                                               0               1,035
  Production equipment                                 580                 530
  Office furniture and equipment                     1,146               1,146
  Building improvements                                  0               1,105
  Leased property under capital lease                6,270                   0
                                                 ---------           ---------
                                                     7,996               4,706
  Less accumulated depreciation and
    amortization                                     1,666               2,138
                                                 ---------           ---------
        Property, plant and equipment, net           6,330               2,568
                                                 ---------           ---------

INVESTMENTS IN AFFILIATES                            1,110               1,110
LONG-TERM NOTE RECEIVABLE                            2,745                   0
                                                 ---------           ---------
        Total assets                             $  22,615           $  10,433
                                                 ---------           ---------
                                                 ---------           ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                               $     962           $     541
  Notes payable                                        500               2,500
  Accrued liabilities                                  885                 820
  Income taxes                                         381                 361
  Obligation under capital lease - current             418                   0
  Deferred gain on sale of land and building -
    current                                          1,147                   0
                                                 ---------           ---------
        Total current liabilities                    4,293               4,222
                                                 ---------           ---------
  Obligation under capital lease - long-term         5,852                   0
  Deferred gain on sale of land and building -
    long-term                                        6,899                   0
                                                 ---------           ---------
        Total liabilities                           17,044               4,222
                                                 ---------           ---------

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value:
    Authorized--75,000,000 shares
    Outstanding--11,271,085 shares in 1999 and
      11,271,085 shares in 1998                        453                 453
  Additional paid-in capital                        95,703              95,703
  Accumulated deficit                              (90,585)            (89,945)
                                                 ---------           ---------
        Total stockholders' equity                   5,571               6,211
                                                 ---------           ---------
        Total liabilities and stockholders'
          equity                                 $  22,615           $  10,433
                                                 ---------           ---------
                                                 ---------           ---------

   The accompanying notes are an integral part of these financial statements.

                                TELEVIDEO, INC.

               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND JANUARY 31, 1998
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)

                                                      1999                1998
                                                 ---------           ---------
NET SALES                                        $   1,787           $   4,539

COST OF SALES                                        1,592               4,073
                                                 ---------           ---------

GROSS PROFIT                                           195                 466

OPERATING EXPENSES:
  Sales and Marketing                                  498                 782
  Research and development                              64                 134
  General and administration                           310                 346
                                                 ---------           ---------
        Total operating expenses                       872               1,262
                                                 ---------           ---------
        Loss from operations                          (677)               (796)

INTEREST INCOME, net                                    32                  30

OTHER INCOME, net                                        7                   4
                                                 ---------           ---------
        Net loss                                 $    (636)          $    (762)
                                                 ---------           ---------
                                                 ---------           ---------

Net loss per share, basic and assuming
  dilution                                       $    (.06)          $    (.07)
                                                 ---------           ---------
                                                 ---------           ---------

Average shares outstanding                          11,271              11,261
                                                 ---------           ---------
                                                 ---------           ---------

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

Non Cash investing/financing activities:

In December 1998, the Company sold its main facility (land and building) for approximately $ 11.0 million and concurrently leased back this facility over a 15 year lease term expiring in December 2013. The land component has been recorded as an operating leaseback. The building element has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $ 6.27 million. As a result of the sale for $11.0 million (which includes a $2.75 million note receivable) a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15 year lease life on a straight line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized over leased building asset life, which has been determined to be the 15 year lease term, on a straight line method.

The $2.75 million note receivable bears interest at 7.25% per annum. Principal and accrued interest shall be payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.


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

     PROPERTY, PLANT AND EQUIPMENT

     Depreciation and amortization are provided over the estimated useful lives of the assets using both straight line and accelerated methods.

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

5.   SALE AND LEASEBACK OF BUILDING

     In December 1998, the Company sold its main facility (land and building) for approximately $ 11.0 million and concurrently leased back this facility over a 15 year lease term expiring in December 2013. The land component has been recorded as an operating leaseback. The building element has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $ 6.27 million. As a result of the sale for $11.0 million (which includes a $2.75 million note receivable) a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15 year lease life on a straight line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized over leased building asset life, which has been determined to be the 15 year lease term, on a straight line method.

     The $2.75 million note receivable bears interest at 7.25% per annum. Principal and accrued interest shall be payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

     The building sale and concurrent leaseback transaction was recorded in accordance with Statement of Financial Accounting Standards ("SFAS") Numbers 13, 28, and 66. The transaction qualified as a sale pursuant to SFAS 66, while the leaseback was accounted for in accordance with SFAS 13.

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

     General and administrative expenses increased as a percentage of sales from approximately 7.6% in the first quarter of fiscal 1998 to approximately 17.4% in the first quarter of fiscal 1999, while actual expenses decreased from $346,000 in the first quarter of fiscal 1998 to $310,000 during the same period in 1999, a decrease of approximately 10.4%. In accordance with the sales-leaseback agreement, the Company began making lease payments. The increase as the percentage of sale is attributable to the lease payment, which was approximately $157,000, or 50% of total general and administrative expenses. Additional details about the sale and leaseback transaction are contained in "Liquidity and Capital Resources".

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

     As a result of the foregoing, net loss per share in the first quarter of fiscal 1999 was $0.06, based on 11,271,085 weighted average shares outstanding, compared to a net loss per share in the first quarter of fiscal 1998 of $0.07, based on 11,260,610 weighted average shares outstanding.

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

     In December 1998, the Company sold its 69,360 square foot headquarters building in San Jose, California, including land and improvements, to TVCA, LLC, an unaffiliated Delaware limited liability company ("TVCA") for $11.0 million. The nature of the consideration was $8.25 million in cash and $2.75 million promissory note. The note bears interest at 7.25% per annum. Principal and accrued interest are payable in equal monthly installments of $21,735 on the first day of each month, commencing January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

     In December 1998, the Company leased back this facility over a 15 year lease term expiring in December 2013. The land component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. As a result of the sale for $11.0 million, a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15 year lease life on a straight line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized on a straight line basis over the leased building asset life, which has been determined to be the 15 year lease term. In 1999, the Company's monthly payment under the lease agreement is approximately $110,000, while the corresponding monthly depreciation expense is approximately $34,000.

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

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         See Note 5 of "Notes to Interim Condensed Consolidated Financial Statements."

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K.

(a)     EXHIBIT(S).

        Exhibit 27.0     Financial Data Schedule

(b)     REPORTS ON FORM 8-K.   The Company filed a report on Form 8-K on
                         January 12, 1999 to report the sale and leaseback of its real estate located at 2345 Harris Way, San Jose, California and to announce its entry into the "thin-client" Network terminal market.


              [The remainder of this page is intentionally left blank.]

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TELEVIDEO, INC.
                                           ------------------------------
                                                   (REGISTRANT)



DATE: NOVEMBER 23, 1999                   BY:   /s/ JAMES WHEAT
                                           ------------------------------
                                                JAMES WHEAT
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL ACCOUNTING AND
                                           FINANCIAL OFFICER)