Form 10-Q/A
period 1999-04-30
TELEVIDEO INC
filed 1999-11-24
CIK 353779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                          ----------------------------

                                  FORM 10-Q/A

                               (AMENDMENT NO. 1)

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

                                 TELEVIDEO, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                      Apr. 30,      Oct. 31,
                                                                                                        1999          1998
                                                                                                        ----          ----
                                                                                                    (Unaudited)     (Audited)
                                                                                                    (Restated)      (Restated)
                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                         $  6,695      $  1,640
    Accounts receivable, less allowance of $1,370 in 1999 and $1,352 in 1998                             1,226         2,420
    Inventories, net                                                                                     2,349         2,275
    Prepayments and other                                                                                  591           420
    Notes receivable                                                                                       176             0
                                                                                                      --------      --------
              Total current assets                                                                      11,037         6,755
                                                                                                      --------      --------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                                     0           890
    Building                                                                                                 0         1,035
    Production equipment                                                                                   644           530
    Office furniture and equipment                                                                       1,146         1,146
    Building improvements                                                                                    0         1,105
    Leased property under capital lease                                                                  6,270             0
                                                                                                      --------      --------
                                                                                                         8,060         4,706
    Less accumulated depreciation and amortization                                                       1,794         2,138
                                                                                                      --------      --------
              Property, plant and equipment, net                                                         6,266         2,568

INVESTMENTS IN AFFILIATES                                                                                1,110         1,110
LONG-TERM NOTE RECEIVABLE                                                                                2,729             0
                                                                                                      --------      --------
              Total assets                                                                            $ 21,142      $ 10,433
                                                                                                      ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                                  $    748      $    541
    Notes payable                                                                                            0         2,500
    Accrued liabilities                                                                                  1,016           820
    Income taxes                                                                                           361           361
    Obligation under capital lease--current                                                                418             0
    Deferred gain on sale of land and building--current                                                  1,147             0
                                                                                                      --------      --------
              Total current liabilities                                                                  3,690         4,222
                                                                                                      --------      --------
    Obligation under capital lease--long-term                                                            5,852             0
    Deferred gain on sale of land and building--long-term                                                6,741             0
                                                                                                      --------      --------
              Total  liabilities                                                                        16,283         4,222
                                                                                                      --------      --------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value;
       Authorized--75,000,000 shares
       Outstanding--11,271,085 shares in 1999 (net of 120,000 treasury shares)
        and 11,271,085 shares in 1998 (net of 120,000 treasury shares)                                     453           453
    Additional paid-in capital                                                                          95,703        95,703
    Accumulated deficit                                                                                (91,297)      (89,945)
                                                                                                      --------      --------
              Total stockholders' equity                                                                 4,859         6,211
                                                                                                      --------      --------
              Total liabilities and stockholders' equity                                              $ 21,142      $ 10,433
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
                                                                        =======      =======

Non Cash investing/financing activities:

In December 1998, the Company sold its main facility (land and building) for approximately $11.0 million and concurrently leased back this facility over a 15 year lease term expiring in December 2013. The land component has been recorded as an operating leaseback. The building element has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. As a result of the sale for $11.0 million (which includes a $2.75 million note receivable) a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15 year lease life on a straight line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized over leased building asset life, which has been determined to be the 15 year lease term, on a straight line method.

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

    The results of operations for the three- and six-month periods ended April 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 1999.

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

    At the indicated dates the Company had the following investments in affiliates and joint ventures: (in thousands)

                                                        Apr. 30,     Oct. 31,
                                                          1999         1998
                                                        --------     --------
          Koram                                         $    110     $    110
          mySimon, inc.                                    1,000        1,000
                                                       ---------    ---------

                                                        $  1,110     $  1,110
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

6.  SALE AND LEASEBACK OF BUILDING

    In December 1998, the Company sold its main facility (land and building) for approximately $11.0 million and concurrently leased back this facility over a 15 year lease term expiring in December 2013. The land component has been recorded as an operating leaseback. The building element has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. As a result of the sale for $11.0 million (which includes a $2.75 million note receivable) a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15 year lease life on a straight line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized over leased building asset life, which has been determined to be the 15 year lease term, on a straight line method.

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

         General and administrative expenses were $529,000 in the second quarter of fiscal 1999, compared with $333,000 in the second quarter of fiscal 1998, an increase of $196,000, or 59%. As a percentage of net sales, general and administrative expenses increased to 28% in the second quarter of fiscal 1999 compared with 11% in the second quarter of fiscal 1998. The increase is primarily due to lease payments that the Company began making in fiscal 1999 in accordance with the sale and leaseback of the Company's headquarters facility. Additional details about the sale and leaseback transaction are contained in "Liquidity and Capital Resources."

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

         General and administrative expenses were $839,000 in the first half of fiscal 1999, compared with $679,000 in the first half of fiscal 1998, an increase of $160,000, or 24%. As a percentage of net sales, general and administrative expenses increased to 23% in the first half of fiscal 1999 compared with 9% in the first half of fiscal 1998. The increase is primarily due to lease payments that the Company began making in fiscal 1999 in accordance with the sale and leaseback of the Company's headquarters facility.
Additional details about the sale and leaseback transaction are contained in "Liquidity and Capital Resources."

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

         In December 1998, the Company sold its 69,360 square foot headquarters building in San Jose, California, including land and improvements, to TVCA, LLC, an unaffiliated Delaware limited liability company ("TVCA") for $11.0 million. The nature of the consideration was $8.25 million in cash and a $2.75 million promissory note. The note bears interest at 7.25% per annum. Principal and accrued interest are payable in equal monthly installments of $21,735 on the first day of each month, commencing January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

         In December 1998, the Company leased back this facility over a 15 year lease term expiring in December 2013. The land component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. As result of the sale for $11.0 million, a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15 year lease life on a straight line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized on a straight line basis over the leased building asset life, which has been determined to be the 15 year lease term. In 1999, the Company's monthly payment under the lease agreement is approximately $110,000, while the corresponding monthly depreciation expense is approximately $34,000.

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

                                                    TELEVIDEO, INC.
                                        ---------------------------------------
                                                     (REGISTRANT)

DATE:  NOVEMBER 23, 1999             BY:          /S/ JAMES D. WHEAT
                                        ---------------------------------------
                                                   JAMES D. WHEAT
                                                CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL AND
                                                   ACCOUNTING OFFICER)