Form 10-Q/A
period 1999-07-31
TELEVIDEO INC
filed 1999-11-24
CIK 353779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       -----------------------------------

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

                                 TELEVIDEO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                       Jul. 31,     Oct. 31,
                                                                                                          1999         1998
                                                                                                     -----------   ---------
                                                                                                     (Unaudited)   (Audited)
                                                                                                     (Restated)    (Restated)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                           $  5,284   $  1,640
    Certificate of Deposit                                                                                 1,000          0
    Accounts receivable, less allowance of $1,319 in 1999 and $1,352 in 1998                               1,288      2,420
    Inventories, net                                                                                       2,092      2,275
    Prepayments and other                                                                                    523        420
    Notes receivable                                                                                         176          0
                                                                                                        --------   --------
        Total current assets                                                                              10,363      6,755
                                                                                                        --------   --------
PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                                       0        890
    Building                                                                                                   0      1,035
    Production equipment                                                                                     624        530
    Office furniture and equipment                                                                         1,150      1,146
    Building improvements                                                                                      0      1,105
    Leased property under capital lease                                                                    6,270          0
                                                                                                        --------   --------
                                                                                                           8,044      4,706
    Less accumulated depreciation and amortization                                                         1,902      2,138
                                                                                                        --------   --------
        Property, plant and equipment, net                                                                 6,142      2,568

INVESTMENTS IN AFFILIATES                                                                                  1,110      1,110
LONG-TERM NOTE RECEIVABLE                                                                                  2,713          0
                                                                                                        --------   --------
        Total assets                                                                                    $ 20,328   $ 10,433
                                                                                                        --------   --------
                                                                                                        --------   --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                                    $    762   $    541
    Notes payable                                                                                              0      2,500
    Accrued liabilities                                                                                    1,259        820
    Income taxes                                                                                             361        361
    Obligation under capital lease--current                                                                  418          0
    Deferred gain on sale of land and building--current                                                    1,147          0
                                                                                                        --------   --------
        Total current liabilities                                                                          3,947      4,222
                                                                                                        --------   --------
    Obligation under capital lease--long-term                                                              5,852          0
    Deferred gain on sale of land and building--long-term                                                  6,600          0
                                                                                                        --------   --------
        Total liabilities                                                                                 16,399      4,222
                                                                                                        --------   --------
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value;
       Authorized--75,000,000 shares
       Outstanding--11,271,085 shares in 1999 and 1998
         (net of 120,000 treasury shares)                                                                    453        453
    Additional paid-in capital                                                                            95,703     95,703
    Accumulated deficit                                                                                  (92,227)   (89,945)
                                                                                                        --------   --------
        Total stockholders' equity                                                                         3,929      6,211
                                                                                                        --------   --------
        Total liabilities and stockholders' equity                                                      $ 20,328   $ 10,433
                                                                                                        --------   --------
                                                                                                        --------   --------

The accompanying notes are an integral part of these financial statements.

                                               TELEVIDEO, INC.

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             THREE AND NINE MONTHS ENDED JULY 31, 1999 AND 1998
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 (UNAUDITED)

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        JULY 31,                        JULY 31,
                                                              -----------------------           ----------------------
                                                                  1999           1998               1999          1998
                                                              --------       --------           --------      --------
NET SALES                                                     $  1,926       $  3,061           $  5,635      $ 10,756

COST OF SALES                                                    1,844          2,775              5,215         9,781
                                                              --------       --------           --------      --------
GROSS PROFIT                                                        82            286                420           975

OPERATING EXPENSES:
     Sales and Marketing                                           599            520              1,558         2,018
     Research and development                                      230             86                424           312
     General and administration                                    505            490              1,344         1,170
                                                              --------       --------           --------      --------
            Total operating expenses                             1,334          1,096              3,326         3,500
                                                              --------       --------           --------      --------
            Loss from operations                                (1,252)          (810)            (2,906)       (2,525)

INTEREST INCOME, NET                                               125             36                270            99

OTHER INCOME (EXPENSE), NET                                        196            (75)               355           (94)
                                                              --------       --------           --------      --------
           Net loss                                           $   (931)      $   (849)          $ (2,281)     $ (2,520)
                                                              --------       --------           --------      --------
LOSS PER SHARE:
Basic and diluted                                             $  (0.08)      $  (0.08)          $  (0.20)     $  (0.22)
                                                              --------       --------           --------      --------
                                                              --------       --------           --------      --------
Weighted average number of common shares outstanding, and       11,271         11,271             11,271        11,267
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

     PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the accounts of the Company and certain of its majority owned subsidiaries, after elimination of inter-company accounts and transactions. All of the Company's unconsolidated affiliates are accounted for using the equity or the cost method.

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

     At the indicated dates the Company had the following investments in affiliates and joint ventures: (in thousands)

                                         Jul. 31,      Oct. 31,
                                           1999          1998
                                         --------      --------
          Koram                             110             110
          mySimon, inc                    1,000           1,000
                                         ------          ------
                                         $1,110          $1,110
                                         ------          ------
                                         ------          ------

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

     General and administrative expenses were $0.5 million in the third quarter of fiscal 1999, the same level as in the third quarter of fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 26% in the third quarter of fiscal 1999 compared with 16% in the third quarter of fiscal 1998. The increase, as a percentage of sales, is primarily due to lease expenses that the Company began making in fiscal 1999 in accordance with the sale and leaseback of the Company's headquarters facility. Additional details about the sale and leaseback transaction are contained in "Liquidity and Capital Resources." In the third quarter of fiscal 1999, the Company recorded a provision for bad debts of approximately $10,000, as compared with $219,000 in the third quarter of 1998. Additional details about the sale and leaseback transaction are contained in "Liquidity and Capital Resources."

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

     General and administrative expenses were $1.3 million in the first nine months of fiscal 1999, compared with $1.2 million in the first nine months of fiscal 1998, an increase of $0.1 million or 8%. As a percentage of net sales, general and administrative expenses increased to 24% in the first nine months of fiscal 1999 compared with 11% in the first nine months of fiscal 1998. The increase, as a percentage of sales, is primarily due to lease expenses that the Company began making in fiscal 1999 in accordance with the sale and leaseback of the Company's headquarters facility. Additional details about the sale and leaseback transaction can be found in "Liquidity and Capital Resources."

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

     Working capital at the end of the third quarter of fiscal 1999 was approximately $6.4 million, an increase of 156% from the fiscal 1998 year-end level of approximately $2.5 million primarily as a result of the proceeds from the sale of the Company's headquarters facility, as mentioned about.

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