Form 10-K
period 1999-10-31
TELEVIDEO INC
filed 2000-01-31
CIK 353779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1999

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

                                    YES      NO  X
                                        ---     ---

         THE APPROXIMATE AGGREGATE MARKET VALUE OF REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES ON JANUARY 12, 2000 (BASED UPON THE CLOSING SALES PRICE OF SUCH STOCK AS REPORTED IN THE OVER THE COUNTER MARKET AS OF SUCH DATE) WAS $5,948,750.

         AS OF JANUARY 12, 2000, 11,271,085 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the Registrant's Definitive Proxy Statement to be used in connection with Registrant's Annual Meeting of Stockholders to be held on April 18, 2000 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K for the fiscal year ended October 31, 1999 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the company's operations and other such matters are forward-looking statements. These kinds of statements are signified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the company, changes in law or regulations and other factors, many of which are beyond control of the company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

              (Remainder of this page was intentionally left blank)

                             INTRODUCTORY STATEMENT

         References in this Form 10-K to "TeleVideo," the "Registrant" or the "Company" refer to TeleVideo, Inc. and its subsidiaries unless the context indicates otherwise. This report contains registered and unregistered trademarks of other companies.


                                     PART I

ITEM 1.  BUSINESS


THE COMPANY

         Founded in 1975, TeleVideo is a market leader providing innovative high performance terminal and network computer products to the business and consumer markets. The Company markets its products worldwide primarily through distributors, value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs").

         The Company first became a leader in the video display terminal industry by introducing a new generation of "smart" terminals based on the Intel microprocessor at a time when dumb terminals were the industry standard. TeleVideo holds a number of proprietary terminal emulations, including the TV910 and TV9425, which have been an industry standard for more than 15 years and are currently used in millions of terminals worldwide. Today, TeleVideo is utilizing its expertise in server-based network computing to forge new ground in delivering thin-client solutions.

         TeleVideo operates in one industry segment.

PRODUCTS

TeleCLIENT Family

      TeleVideo's TeleCLIENT products consist of a family of thin-client Windows-based terminals. The TC7000 is a stand alone design that can be connected to a variety of monitors to meet specific needs. The TC7150 and TC7170 are integrated units with 15 and 17 inch color CRT monitors, respectively. The TeleCLIENT TC7300 Series is a fully-integrated Windows-based thin-client with a built-in high resolution TFT LCD screen. Bundled as an all-in-one design, the TC7300 Series is designed for use in limited workspaces. The TeleCLIENT family of products is designed for use in the healthcare, government, education, retail and other task-oriented client/server based computing environments. TeleVideo's thin-clients are accelerated by a Pentium-class 233MHz microprocessor. TeleCLIENT thin-clients are powered by Windows CE, enabling fast and easy access to business-critical applications. The TeleCLIENT family of products also provides flexibility to choose the Remote Desktop Protocol that executes either the Windows NT 4.0 Terminal Server Edition, or the Citrix ICA protocol through Citrix MetaFrame or WinFrame. Windows CE gives the TC7000, TC7150, TC7170 and the TC7300 Series server-side access to popular Windows-based business applications such as the Microsoft Office suite and Java, as well as the Internet.

Video Display Terminals

         The 990 is a general purpose terminal with ASCII, ANSI and PC TERM operating modes. For maximum versatility and flexibility, the terminal is compatible with a wide variety of keyboard styles and allows users to interface to a bar code scanner, wand reader, credit card reader, electronic scale or other specialized keyboards for point-of-sale or point-of-transaction processing.

         The TeleVideo 995-65 14-inch monochrome terminal allows the user AlphaWindowing capability at a non-windowing price for new or existing software applications. The windows capability provides increased productivity for applications running on UNIX. The 995 also has a power management screen saver which protects the environment and promotes energy conservation.

iTelePC

         Televideo's iTelePC iT2000 is an "internet appliance," a new and relatively low-cost PC designed for Internet access and specialized business use, but without the full capabilities of a personal computer. The iT2000 comes integrated with a 15-inch monitor that brings the Internet to the household or business in a small, easy-to-use design. Powered by Microsoft Windows CE, the 233 MHz iT2000 comes with no set-up required.

PRODUCT DEVELOPMENT

         TeleVideo serves markets that are characterized by rapid technological change and the Company has continuous ongoing programs to develop new products. Although the Company's research and development staff consists of 10 employees as of January 12, 2000, various joint projects of the Company are supported by engineers from participating companies. During fiscal 1999, TeleVideo spent approximately $0.6 million on Company-sponsored research and development. Company-sponsored research and development expenses for fiscal 1998 and 1997 were approximately $0.4 million and $0.8 million, respectively. The Company did not engage in any customer-sponsored research and development program during such years.

         Because of the fast pace of technological advances, the Company must be prepared to design, develop and manufacture new and more powerful low-cost products in a relatively short time. TeleVideo believes it has had mixed success to date in accomplishing these goals simultaneously. Like other companies in the computer industry, it will continue to experience delays in completing new product design and tooling. There is no assurance that the Company will be able to design and manufacture new products, including its iTelePC and TeleCLIENT family of products, that respond to the rapid changes in the marketplace.

SALES, MARKETING AND CUSTOMERS

         North American sales are handled from TeleVideo sales offices located in San Jose, California; Lake Forest, California; Wharton, New Jersey; Hoffman Estates, Illinois; Gainsville, Georgia; and Dallas, Texas. Products are sold through distributors, mass merchants, retail stores, VARs, systems integrators and OEMs.

         Products sold in Europe, Asia Pacific, Africa and Latin America are handled by the Company's office in San Jose, California through distributors, OEMs and international representatives. The Company also appointed an agent in the United Kingdom in fiscal 1999 to manage existing customer relationships and to build new ones throughout Europe.

         TeleVideo distributors generally do not have exclusive geographic territories. Distributor contracts can generally be terminated by either party without cause upon advanced written notice of 30 days or 60 days. TeleVideo's distributors typically handle a variety of computer-related products, including products competitive with those of TeleVideo. The typical distribution arrangement requires the distributor to purchase TeleVideo products with certain limited stock rotation rights. Distributors may also exercise price protection rights should the Company's product price be reduced.

         TeleVideo, through its headquarters' marketing and supporting staff, continues to work closely with its distributors, mass merchants, retail stores, VARs, systems integrators and original OEMs. TeleVideo's marketing staff also provides the customers with training, sales and promotional materials, cooperative advertising programs, trade show participation and sales leads. The marketing organization also leads the product marketing role giving direction to product management and competitive positioning. The Company spent approximately 9% ($0.7 million), 7% ($1.1 million) and 7% ($1.3 million) of its net revenues on advertising in fiscal 1999, 1998 and 1997, respectively.

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

         For the fiscal year ended October 31, 1999, TeleVideo's largest customer (Savior, Inc.) accounted for 10% of the Company's sales, while another customer accounted for 9%. TeleVideo's sales terms are primarily cash in advance or upon delivery, or on credit terms that are typically net 30 or net 45 days.

INTERNATIONAL SALES

         The Company had export sales (primarily to Europe, Asia and Latin America) of approximately $1.6 million in fiscal 1999 (representing 19.8% of total net sales), $2.1 million in fiscal 1998 (14.2% of total sales) and $2.7 million in fiscal 1997 (13.6% of total net sales). In fiscal 1999, the Company appointed an agent in the United Kingdom to manage existing customer relationships and to build new ones throughout Europe. The Company is evaluating the feasibility of establishing a fully equipped TeleVideo presence in Europe but has made no commitments in this regard.

         TeleVideo's international sales are subject to certain risks common to non-United States operations, including but not limited to governmental regulations, import restrictions and export control regulations, changes in demand resulting from fluctuations in exchange rates, as well as risks such as tariff regulations. TeleVideo's international sales are generally U.S. dollar-denominated and, therefore, are not directly subject to international currency fluctuations. The strength of the dollar in relation to certain international currencies may, however, adversely affect the Company's sales to international customers.

FOREIGN JOINT VENTURE ACTIVITY

         TELEVIDEO-RUS

         In January 1996, TeleVideo established a company called "TeleVideo-RUS" in the Commonwealth of Independent States with an initial investment of $150,000. In fiscal 1997, the Company sold this investment for $250,000 and recognized a profit of $100,000.

         THREE H

         Three H Partners, owned equally by TeleVideo and a Russian entity, was formed in fiscal 1991. The Company invested a total of $76,000 into Three H. The Company wrote off this investment in fiscal year 1996.

         TLK, INC.

         In November 1996, the Company invested $150,000 in exchange for a 20% ownership in TLK, Inc. for the China Power Plant projects in Lin Zhang, Quin Yuan and Henan Provinces in China. The Company wrote off this investment in fiscal year 1997.

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

PRODUCTION

         The Company subcontracts substantially all of the manufacture of its products to manufacturers in Taiwan, The People's Republic of China and South Korea. The testing, inspection and some minor assembly work are done at its California headquarters. The Company believes its current manufacturing facilities in California will continue to be adequate for its purposes for the foreseeable future.

         The Company generally uses standard parts and components for its products, although certain components are presently available and secured only from a single source. The Company's largest supplier accounted for approximately 61% (approximately $3.2 million) of net purchases in fiscal 1999. Loss of this supplier might have an adverse effect on the product supply of the Company. The Company believes, however, that in most cases, alternative sources of supply could be arranged as and when needed by the Company. To date, TeleVideo has not experienced any significant difficulties or delays in production of its terminal products.

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

EMPLOYEES

         As of January 19, 1999, the Company's full-time employees totaled 43, as compared with 41 reported at the end of fiscal 1998. Of the total number of employees, 20 are engaged in product research, engineering, development and manufacturing; 14 in marketing and sales; and 9 in general management and administration. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel.

         None of the Company's employees is subject to a collective bargaining agreement or represented by a union, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The Company's headquarters, research and development and administrative operations are housed in a 69,630 square foot building located on 2.5 acres in San Jose, California, which was owned by the Company. On December 28, 1998, the Company sold the building and has leased it back. The aggregate monthly lease amounts to $104,000. Please refer to Note 6 of the financial statements ("Sale and Leaseback of Building") for additional details. The lease expires on December 31, 2013.

         The Company leases domestic sales offices in Hoffman Estates, Illinois; Lake Forest, California; Wharton, New Jersey; Gainsville, Georgia; and Dallas, Texas. The lease terms range from month-to-month tenancy to a term of three years. Management believes that the Company would be able to secure an extension to the leases if such an extensions are deemed necessary in the future. All of the leases are operating leases.

ITEM 3.  LEGAL AND OTHER PROCEEDINGS

         TAX AUDITS

         On July 14, 1997, the State of Massachusetts issued to the Company a certificate of withdrawal to do business in the state. Consequently, $250,000 was removed from deferred taxes and was recognized as other income.

         OTHER LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

EXECUTIVE OFFICERS

         The following sets forth certain information with regard to executive officers of TeleVideo (ages are as of January 19, 2000):

Executive Officer                Age         Position
-----------------                ---         --------
Dr. K. Philip Hwang              64          Chairman of the Board and Chief
                                             Executive Officer
                                             TeleVideo, Inc.
Jun Keun Yum                     48          Vice President of Operations, Chief
                                             Technology Officer and
                                             Director of TeleVideo, Inc.
James D. Wheat                   42          Vice President of Finance and
                                             Chief Financial Officer
                                             TeleVideo, Inc.
Joseph Burroughs                 61          Vice President of Worldwide Sales
                                             TeleVideo, Inc.

----------------

         Dr. K. Philip Hwang, age 64, is the founder of the Company and has been Chairman of the Board and Chief Executive Officer since October 1976. From August 1990 to April 1991, he served as the Acting Chief Financial Officer. Since 1992, Dr. Hwang has also served as Chairman of AdMOS (Advanced MOS Systems), an engineering firm specializing in ASIC chip design. AdMOS is a private corporation in which TeleVideo holds a 20% interest.

         Jun Keun Yum, age 48, joined TeleVideo in January 1999 as Vice President of Operations and Chief Technology Officer. Prior to that, Mr. Yum was a General Manager and Executive Director of Samsung Electronics Co., Ltd., Seoul, Korea from January 1993 to December 1998. Previously from October 1986 to December 1992, he was co-founder and President of Pixelab, Inc. of Lisle, Illinois. Mr. Yum has a BS degree in Electrical Engineering from Han Yang University of Seoul, Korea and an MS degree in Electrical Engineering from Illinois Institute of Technology.

         James D. Wheat, age 42, joined TeleVideo in March 1999 as Vice President of Finance and Chief Financial Officer. Prior thereto, from November 1997 to February 1999, Mr. Wheat served as Vice President and Corporate Controller of Sunterra, a public timeshare company. From 1991 to November 1997, Mr. Wheat served as internal auditor, division controller and external reporting manager of Raychem Corporation, a materials manufacturing company. Mr. Wheat is a Certified Public Accountant, Certified Management Accountant, Certified Internal Auditor and is a licensed real estate broker in California. He received a B.B.A. degree from the University of Michigan and an M.B.A. degree from The Wharton School of Business at the University of Pennsylvania.

         Joseph Burroughs, age 61, joined TeleVideo in July 1999 as Vice President of Worldwide Sales. Prior to joining TeleVideo, beginning in January 1997, Mr. Burroughs was President of B&A Channel Consultants, San Ramon, California, a consulting company owned by Mr. Burroughs. From February 1997 to October 1998, he served as channel manager with Meridian Data, Inc., Scotts Valley, California, a networking storage company. From August 1995 to September 1996, Mr. Burroughs served as Channel Marketing and Sales Director for SBE, San Ramon, California, a networking products company. From July 1993 to August 1995, Mr. Burroughs served as Channel Marketing Manager for Networth, Inc., Irving, Texas, a networking products company. Mr. Burroughs received a B.S. in marketing from the Rochester Institute of Technology.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded in the over-the-counter market and quoted on the NASD electronic bulletin board under the symbol "TELV". The following table sets forth for the periods indicated the high and low last sales prices for the Common Stock. The prices quoted below reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.


                                 High         Low
                               --------     -------
FISCAL 1998:
        First Quarter           $3.3750     $1.7500
        Second Quarter           3.1250      1.3750
        Third Quarter            2.0625      0.9688
        Fourth Quarter           1.0313      0.7188


FISCAL 1999:


        First Quarter           $1.0000     $0.6250
        Second Quarter           1.0938      0.3750
        Third Quarter            1.0312      0.3750
        Fourth Quarter           0.8125      0.5625

         There were 746 holders of record of the Company's Common Stock at January 12, 2000. On January 12, 2000, the closing price of the Company's Common Stock in the over-the-counter market, was $1.4375 per share.

         The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company presently intends to retain any earnings for use in its business.

        (The remainder of this page was left blank intentionally.)


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data reflect the continuing operations of TeleVideo. The data below has been derived from the Company's audited consolidated financial statements for the fiscal years presented and should be read in conjunction with such audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein.


                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Year Ended October 31,
                                     ---------------------------------------------------------------------------
                                        1999              1998            1997          1996            1995
                                     ----------       ----------        ----------     ---------        --------
STATEMENT OF OPERATIONS DATA:

Net sales                              $ 8,070          $14,751          $19,884         $21,576        $16,914
    Income (loss) from continuing
       operations                       (4,570)          (4,727)          (3,115)         (4,638)        (4,741)

Net (loss) income                       (3,707)          (8,881)(1)       (3,444)(2)      (2,993)(3)       415(4)
    Net (loss) income (per share),
       Basic and diluted                 (0.33)           (0.79)           (0.31)           (0.26)         0.04

BALANCE SHEET DATA:

Cash and cash equivalents              $ 4,487          $ 1,640          $ 3,604         $ 4,496        $5,145
Working capital                          5,596            2,533            9,208          13,239        13,035
Total assets                            18,317           10,433           17,692          23,014        24,600
Stockholders' equity                     2,504            6,211           15,062          18,468        21,435


         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying Notes to Consolidated Financial Statements for a discussion of operating results, liquidity needs and acquisitions and dispositions during the periods.

       (1)    Includes net loss from investment in APT venture of $4,076,903.

       (2) Includes net gains(loss) from the following (in thousands):

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
                                                                                               ------
                                                                                               $4,336
                                                                                               ------
                                                                                               ------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company continues to focus its efforts toward providing high-performance Windows-based terminals to the business and consumer markets. In recent years, the Company has phased out the sale of multimedia products and monitors to focus on utilizing its expertise in server-based network computing to forge new ground in delivering thin-client solutions. In November 1998, the Company launched its Windows-based terminal products.

         The Company has strengthened its sales organization in fiscal 1999 to provide more efficient geographical coverage and market penetration for its thin-client products. The Company faces strong competition in the marketplace and continues to look for ways to improve operating efficiency. In order to lower the production costs, the Company has continued to negotiate with its suppliers and has also shifted many production processes overseas.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998


         Net sales for fiscal year 1999 were approximately $8.1 million, compared with $14.8 million in fiscal 1998, a decrease of $6.7 million, or 45%. The decrease in net sales reflects the Company's continued shift away from the sale of monitors and multimedia products. In fiscal 1999, monitor and multimedia sales totaled $1.0 million as compared with fiscal 1998, when sales of monitors and multimedia products totaled $6.3 million. Sales of terminals decreased in fiscal 1999 to $6.0 million from $7.5 million in fiscal 1998.

         Cost of sales for fiscal year 1999 was approximately $8.1 million, compared with $13.4 million in fiscal 1998, a decrease of $5.3 million, or 40%. However, cost of sales as a percentage of net sales increased from 90.7% in 1998 to 100.1% in 1999. The increase in cost of sales as a percentage of sales in 1999 is due in part to royalty payments that the Company began making in fiscal 1999 under a licensing agreement for the operating system software used in the Company's TeleCLIENT products, which the Company began selling in fiscal 1999. For accounting purposes, the royalty expense is being amortized on a straight line basis over the life of the licensing agreement which results in a larger proportion of expense, relative to sales, during the initial months when the TeleCLIENT product is being introduced into the marketplace. The Company also recorded a provision for obsolescence in the fourth quarter of fiscal 1999 for multimedia products and monitors, which the Company is in the process of phasing out.

         Sales and marketing expenses for fiscal year 1999 were approximately $2.2 million, compared with $2.4 million in fiscal 1998, a decrease of $0.2 million, or 8%. As a percentage of net sales, sales and marketing expenses increased to 27% in fiscal 1999 from 16% in fiscal 1998. The increase primarily represents costs incurred by the Company to launch its TeleCLIENT product line in fiscal 1999.

         Research and development expenses were $0.6 million in fiscal 1999, compared with $0.4 million in fiscal 1998. As a percentage of net sales, research and development expenses increased to 7% in fiscal 1999 compared with 3% in fiscal 1998. The increase represents increased costs associated with the continued development of new products, including the Company's TeleCLIENT product line.

         General and administrative expenses were $1.8 million in fiscal 1999, compared with $3.3 million in fiscal 1998, a decrease of $1.5 million or 45%. As a percentage of net sales, general and administrative expenses were 22% in fiscal 1999 and 1998. In fiscal 1999, the Company began incurring lease expenses in accordance with the sale and leaseback of the Company's headquarters facility. Additional details about the sale and leaseback transaction can be found in "Liquidity and Capital Resources" and in Note 6 to the financial statements, "Sale and Leaseback of Building." In fiscal 1998, the Company incurred a charge of approximately $2.0 million to reflect a write-off of its accounts and notes receivable from Applied Computer Technology, Inc.

         The Company's loss from operations was approximately $4.6 million in fiscal 1999 as compared with $4.7 million in fiscal 1998.

         Interest income, net of interest expense, was $30,000 in fiscal 1999, as compared with $77,000 in fiscal 1998. Other income was $0.5 million in fiscal 1999 as compared with none in fiscal 1998. Other income represents primarily the amortization of the deferred gain on the December 1998 sale of the Company's building.

         The net loss for fiscal year 1999 was approximately $3.7 million, compared with a net loss of $8.9 million in fiscal 1998, a decrease of $5.2 million, or 58%. In fiscal 1998, the Company recorded a loss of approximately $4.1 million from its equity investment in Applied Photonics Technology, Inc.

         Net loss per share in fiscal 1999 was $0.33 based on 11,271,085 weighted average shares outstanding, compared to a net loss per share in fiscal 1998 of $0.79 based on 11,267,685 weighted average shares outstanding.

         An income tax credit of 0.4 million was recorded in fiscal 1999 as the Company reduced its tax liability originally set up for various tax exposure. The Company has approximately $102 million in federal net operating loss and credit carryovers and approximately $34 million in state net operating loss carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carry forwards since realization of any such benefit is not assured.

         FISCAL 1998 COMPARED TO FISCAL 1997

         Net sales for fiscal year 1998 were approximately $14.8 million, compared with $19.9 million in fiscal 1997, a decrease of $5.1 million, or 26%. The decrease in net sales reflects the decrease in the sale of multimedia products, which the Company is gradually phasing out, from approximately $6.5 million in 1997 to approximately $1.9 million in 1998, a decrease of 71%. Additionally, there were decreases in the sales of OMTI boards, spares, repairs and miscellaneous products from approximately $2.3 million in 1997 to $1.2 million in 1998, or 48%. Sales of OMTI boards have decreased as demand from customers has shifted toward newer technologies. Sales of spares, repairs and miscellaneous products decreased in 1998 as price decreases made it more cost effective for customers to replace, rather than to repair, their related equipment. However, net sales of monitors increased from $3.5 million in 1997 to $4.4 million in 1998, an increase of 26%, to partially offset the decrease in net sales of multimedia and other products.

         Cost of sales for fiscal year 1998 were approximately $13.4 million, compared with $17.8 million in fiscal 1997, a decrease of $4.4 million, or 25%. Cost of sales as a percentage of net sales increased from 89.5% in 1997 to 90.7% in 1998, due primarily to lower profit margins on sales of both multimedia products and monitors. During 1998, the Company phased out its multimedia product lines and sold most of its multimedia inventory at below average gross margins to reduce its excess stock. The Company's net inventory level decreased by 21% in 1998, to $2.3 million, from $2.9 million at October 31, 1997. The Company also experienced competitive pricing pressure on the sale of monitors, leading to lower gross margins in fiscal 1998 as compared with fiscal 1997. Manufacturing expenses (which are included in cost of sales) decreased from approximately $1.3 million in fiscal 1997 to approximately $1.1 million in fiscal 1998, a decrease of $0.2 million or 15%. The decrease was mainly due to the decrease in number of employees from 27 in 1997 to 17 in 1998.

         Sales and marketing expenses for fiscal year 1998 were approximately $2.4 million, compared with $3.0 million in fiscal 1997, a decrease of $0.6 million, or 20%. As a percentage of net sales, sales and marketing expenses increased slightly to 16% in fiscal 1998 from 15% in fiscal 1997. The decrease in actual expenses was primarily due to a decrease in employee headcount in the sales and marketing departments and a reduction in advertising expenses. Research and development expenses were $0.4 million in fiscal 1998, compared with $0.8 million in fiscal 1997. As a percentage of net sales, research and development expenses decreased to 3% in fiscal 1998 compared with 4% in fiscal 1997. The decrease was due mainly to a reduction in engineering headcount in fiscal 1998.

         General and administrative expenses were $3.3 million in fiscal 1998, compared with $1.5 million in fiscal 1997, an increase of $1.8 million or 120%. As a percentage of net sales, general and administrative expenses increased to 22% in fiscal 1998 compared with 7% in fiscal 1997. The increase was due primarily to the increase in bad debts from approximately $293,000 in fiscal 1997 to approximately $2.3 million in 1998. This increase reflected the Company's write-off of its accounts and notes receivable balance from Applied Computer Technology, Inc., of approximately $2.0 million in fiscal 1998.

         The Company's loss from operations was approximately $4.7 million in fiscal 1998 as compared with $3.1 million in fiscal 1997. The increase was primarily due to the increase in general and administrative expenses resulting from the increase in bad debt expense, and the decrease in net sales from $19.9 million in fiscal 1997 to $14.8 million in fiscal 1998.

         The net loss for fiscal year 1998 was approximately $8.9 million, compared with a net loss of $3.4 million in fiscal 1997, an increase of $4.5 million, or 55%. In fiscal 1998, the Company recorded a loss of approximately $4.1 million from its equity investment in Applied Photonics Technology, Inc.

         Net loss per share in fiscal 1998 was $0.79 based on 11,267,685 weighted average shares outstanding, compared to a net loss per share in fiscal 1997 of $0.31 based on 11,254,810 weighted average shares outstanding.

         No income tax expense or credit was provided for in fiscal 1998. At October 31, 1998, the Company had approximately $98 million in federal net operating loss and credit carryovers and approximately $32 million in state net operating loss carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carry forwards since realization of any such benefit is not assured.

LIQUIDITY AND CAPITAL RESOURCES

      At October 31, 1999, the Company had $4.5 million in cash and cash equivalents, an increase of approximately $2.9 million over the balance of $1.6 million at October 31, 1998. This includes a $1.0 million certificate of deposit which the Company purchased in fiscal 1999.

      Approximately $1.0 million in certificates of deposit were pledged as collateral for comparable amounts of stand-by and sight letters of credit. At October 31, 1999, the Company had no outstanding letters of credit which were secured by the pledged deposits under this agreement.

     In December 1998, the Company sold its 69,360 square foot headquarters building in San Jose, California, including land and improvements, to TVCA, LLC, an unaffiliated Delaware limited liability company ("TVCA") for $11.0 million. The nature of the consideration was $8.25 million in cash and a $2.75 million promissory note. The note bears interest at 7.25% per annum. Principal and accrued interest are payable in equal monthly installments of $21,735 on the first day of each month, commencing January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest is due and payable to the Company on December 1, 2013.

         In December 1998, the Company sold its main facility (land and building) for approximately $11.0 million and concurrently leased back this facility over a 15 year lease term expiring in December 2013. The land component has been recorded as an operating leaseback. The building component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. As a result of the sale for $11.0 million (which includes a $2.75 million note receivable), a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15 year lease life on a straight line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized over leased building asset life, which has been determined to be the 15 year lease term, on a straight line method.

     Net accounts receivable were $1.5 million at October 31, 1999, compared with $2.4 million at October 31, 1998, a decrease of $0.9 million, or 38% while net inventories were $1.5 million at October 31, 1999, as compared with $2.3 million at October 31, 1998, a decrease of $0.8 million.

     Working capital at the end of the fiscal 1999 was approximately $5.6 million, an increase of $3.1 million, or 124%, from the fiscal 1998 year-end level of approximately $2.5 million, primarily as a result of the proceeds from the sale of the Company's headquarters facility.

     The Company believes that, with respect to its current operations, the Company's cash balance of approximately $4.5 million at October 31, 1999, which includes its $1.0 million certificate of deposit, plus revenues from operations and other non-operating cash receipts, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

COMPETITIVE MARKETS

         The terminal market is intensely competitive. The principal elements of competition are pricing, product quality and reliability, price/performance characteristics, compatibility, marketing and distribution capability, service and support, and reputation of the manufacturer. TeleVideo competes with a large number of manufacturers, most of which have significantly greater financial, marketing and technological resources than TeleVideo. There can be no assurance that the Company will be able to continue to compete effectively.

PRODUCT DEVELOPMENT

         The computer market is characterized by rapid technological change and product obsolescence, often resulting in short product life cycles and rapid price declines. The Company's success will continue to depend primarily on its ability to continue to reduce costs through manufacturing efficiencies and price negotiation with suppliers, the continued market acceptance of its existing products and its ability to develop and introduce new products. There can be no assurance that TeleVideo will successfully develop new products or that the new products it develops will be introduced in a timely manner and receive substantial market acceptance. There can also be no assurance that product transitions will be managed in such a way to minimize inventory levels and product obsolescence of discontinued products. The Company's operating results could be adversely affected if TeleVideo is unable to manage all aspects of product transitions successfully.

SINGLE SOURCED PRODUCTS

         The Company generally utilizes standard parts and components available from multiple suppliers. However, certain parts and components used in the Company's products are available from a single source. If, contrary to its expectations, the Company is unable to obtain sufficient quantities of any single-sourced components, the Company will experience delays in product shipments.

RELIANCE ON FORECASTS

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

FACTORS THAT COULD AFFECT STOCK PRICE

         The market price of TeleVideo's common stock could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the computer technology industry, as well as general economic conditions and other factors external to the Company.

FOREIGN CURRENCY AND POLITICAL RISK

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


              (Remainder of this page was intentionally left blank)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes that its exposure to market risk for changes in interest rates is not significant because the Company's investments are limited to highly liquid instruments with maturities of three months or less. At October 31, 1999, the Company has approximately $4.5 million of short-term investments classified as cash and equivalents. All of the Company's transactions with international customers and suppliers are denominated in US dollars.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                      PAGE NO.
                                                                      IN 10-K
                                                                      ---------
Report of Independent Certified Public Accountants..................     16

Consolidated Balance Sheets - October 31, 1999 and
1998................................................................     17

Consolidated Statements of Operations for the Years Ended
October 31, 1999, 1998 and 1997.....................................     18

Consolidated Statement of Stockholders' Equity for the Years Ended
October 31, 1999, 1998 and 1997.....................................     19

Consolidated Statements of Cash Flows for the Years Ended
October 31, 1999, 1998 and 1997.....................................     20

Notes to Consolidated Financial Statements .........................     21





                  (Remainder of page left blank intentionally)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
TeleVideo, Inc.

We have audited the accompanying consolidated balance sheets of TeleVideo, Inc. and Subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleVideo, Inc. and Subsidiaries as of October 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP
-----------------------
    Grant Thornton LLP


San Jose, California
December 10, 1999

                                 TELEVIDEO, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                              October 31,
                                                                                      ----------------------------
                                                    ASSETS                                1999            1998
                                                                                      ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents (including restricted cash of
       $1,000 in 1999 and 1998)                                                       $     4,487    $     1,640
    Accounts receivable, less allowance of $1,383 in 1999 and $1,352 in 1998                1,523          2,420
    Inventories                                                                             1,464          2,275
    Prepayments and other                                                                     987            420
    Notes receivable - current                                                                 67              0
                                                                                      -----------    -----------
              Total current assets                                                          8,528          6,755
                                                                                      -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                        0            890
    Building                                                                                    0          1,035
    Production equipment                                                                      624            530
    Office furniture and equipment                                                          1,152          1,146
    Building improvements                                                                       0          1,105
    Leased property under capital lease                                                     6,270              0
                                                                                      -----------    -----------
                                                                                            8,046          4,706
    Less accumulated depreciation and amortization                                          2,010          2,138
                                                                                      -----------    -----------
              Property, plant and equipment, net                                            6,036          2,568

INVESTMENTS IN AFFILIATES                                                                   1,117          1,110
NOTE RECEIVABLE, LESS CURRENT PORTION                                                       2,636              0
                                                                                      -----------    -----------
              Total assets                                                            $    18,317    $    10,433
                                                                                      -----------    -----------
                                                                                      -----------    -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Obligation under capital lease - current                                          $       270    $         0
    Accounts payable                                                                          964            541
    Notes payable                                                                               0          2,500
    Accrued liabilities                                                                     1,160            820
    Income taxes                                                                                -            361
    Deferred gain on sale of land and building - current                                      538              0
                                                                                      -----------    -----------
              Total current liabilities                                                     2,932          4,222
                                                                                      -----------    -----------
    Obligation under capital lease, less current portion                                    5,812              0
    Deferred gain on sale of land and building, less current portion                        7,069              0
                                                                                      -----------    -----------
              Total liabilities                                                            15,813          4,222
                                                                                      -----------    -----------
                                                                                      -----------    -----------
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value;
       Authorized--75,000,000 shares
       Outstanding--11,271,085 shares at October 31, 1999 and 1998, respectively
       (net of 120,000 treasury shares)                                                       453            453
    Additional paid-in capital                                                             95,703         95,703
    Accumulated deficit                                                                   (93,652)       (89,945)
                                                                                      -----------    -----------
              Total stockholders' equity                                                    2,504          6,211
                                                                                      -----------    -----------
              Total liabilities and stockholders' equity                              $    18,317    $    10,433
                                                                                      -----------    -----------
                                                                                      -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Year Ended October 31,
                                                                  ------------------------------------
                                                                    1999          1998          1997
                                                                  --------      --------      --------
NET SALES                                                         $  8,070      $ 14,751      $ 19,884

COST OF SALES                                                        8,082        13,381        17,785
                                                                  --------      --------      --------
GROSS PROFIT (LOSS)                                                    (12)        1,370         2,099

OPERATING EXPENSES:
    Sales and marketing                                              2,183         2,438         2,995
    Research and development                                           598           370           762
    General and administrative                                       1,777         3,289         1,457
                                                                  --------      --------      --------
              Total operating expenses                               4,558         6,097         5,214
                                                                  --------      --------      --------
              Loss from operations                                  (4,570)       (4,727)       (3,115)

EQUITY IN GAIN/(LOSS) OF AFFILIATES                                      7        (4,077)         (888)

INTEREST AND OTHER INCOME (EXPENSE), net                               495           (77)          559
                                                                  --------      --------      --------

              Loss before income taxes                            $ (4,068)     $ (8,881)     $ (3,444)
Benefit for income taxes                                               361            --            --
Net Loss                                                          $ (3,707)     $ (8,881)     $ (3,444)
                                                                  --------      --------      --------
                                                                  --------      --------      --------
Net loss per share, Basic and diluted                             $  (0.33)     $  (0.79)     $  (0.31)
                                                                  --------      --------      --------
                                                                  --------      --------      --------


Shares used in computing basic and diluted net loss per share       11,271        11,268        11,255
                                                                  --------      --------      --------
                                                                  --------      --------      --------


   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                THREE YEARS ENDED
              OCTOBER 31, 1999, OCTOBER 31, 1998, OCTOBER 31, 1997



                                                        Common Stock      Additional                    Total
                                                    -------------------    Paid in      Accumulated  Srockkholders'
                                                     Shares     Amount     Capital      Deficit         Equity
                                                    --------   --------   ---------- -  ------------ -------------
Balance - October 31, 1996                           11,230    $  449      $95,639       $ (77,620)    $  18,468

    Exercise of employee stock options                   25         1           37               -            38

    Net loss                                              -         -            -          (3,444)       (3,444)
                                                    --------   --------   --------       ---------      --------

Balance - October 31, 1997                           11,255       450       95,676         (81,064)       15,062

    Exercise of employee stock options                   16         3           27               -            30

    Net loss                                              -         -            -          (8,881)       (8,881)
                                                    --------   --------   --------      ----------      --------
Balance - October 31, 1998                           11,271       453       95,703         (89,945)        6,211

    Net loss                                              -         -            -          (3,707)       (3,707)
                                                    --------   --------   --------      ----------      --------
Balance - October 31, 1999                           11,271      $453      $95,703        $(93,652)      $ 2,504
                                                    --------   --------   --------      ----------      --------
                                                    --------   --------   --------      ----------      --------


    The accompanying notes are an integral part of this financial statement.

                                 TELEVIDEO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    Year Ended October 31,
                                                                                ------------------------------
                                                                                1999         1998         1997
                                                                               ------       ------       -------
INCREASE (DECREASE) IN CASH:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                  $(3,707)     $(8,881)      $(3,444)
       Charges (credits) to operations not affecting cash:
          Provision for bad debts on receivables                                  572        2,300           293
          Amortization of deferred gain                                          (470)           -             -
          Provision for excess and obsolete inventories                           680          123          (379)
          Net loss on sales of property and investment                              -            -            12
          Loss on investment in unconsolidated affiliates                           -        4,077           888
          Depreciation and amortization                                           370          204           362
          Income tax settlement                                                     -            -          (250)
       Changes in operating assets and liabilities:
       Accounts receivable                                                        323           564         (697)
       Inventories                                                                131           524        3,290
       Prepayments and other                                                     (567)         (200)        (159)
       Accounts payable                                                           423          (998)      (1,540)
       Accrued liabilities                                                        342            90         (126)
       Income taxes                                                              (361)            -            -
                                                                              -------       -------       -------
              Net cash used in operating activities                            (2,264)       (2,197)      (1,750)
                                                                              -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net proceeds from sale of land and building                                 7,859             -            -
    Additions to property, plant and equipment                                   (100)          (12)         (55)
    Loans to affiliate and other                                                   (7)       (1,700)      (2,300)
    Increase in investments in affiliates                                           0        (1,000)      (3,225)
    Payments received on notes receivable from affiliate and other                 47           415        6,400
                                                                              -------       -------      -------
                 Net cash provided by (used in) investing activities            7,799        (2,297)         820
                                                                              -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                          0            30           38
    Proceeds from note payable - affiliate                                          0           500            -
    Proceeds from note payable - other                                              0         2,000            -
    Payments on notes payable and lease obligations                            (2,688)            0            -
                                                                              -------       -------      -------
              Net cash (used in) provided by financing activities              (2,688)        2,530           38
                                                                              -------       -------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,847        (1,964)        (892)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
    OF THE YEAR                                                                 1,640         3,604        4,496
                                                                              -------       -------      -------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                              $ 4,487       $ 1,640      $ 3,604
                                                                              -------       -------      -------
                                                                              -------       -------      -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Income taxes                                                                 -      $     -       $     -
       Interest                                                               $   444      $    98       $     -


   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1999, 1998 AND 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense totaled approximately $0.7 million in fiscal 1999, approximately $1.1 million in fiscal 1998 and $1.3 million in fiscal 1997.

    RESEARCH AND DEVELOPMENT COSTS

    Costs incurred for the development and enhancement of new products and services are charged to expense as incurred.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of cash and cash equivalents, accounts receivable, trade payables and notes payable approximates carrying value due to the short term nature of such instruments.

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. Amounts shown are net of reserves for obsolescence of $1.0 million and $0.6 million as of October 31, 1999 and 1998, respectively (in thousands):


                                                    October 31,
                                               -------------------
                                                1999         1998
                                               ------       ------
          Purchased parts and subassemblies    $  216       $1,196
          Work-in-process                         313           91
          Finished goods                          935          988
                                               ------       ------
                                               $1,464       $2,275
                                               ------       ------
                                               ------       ------

    PROPERTY, PLANT AND EQUIPMENT, INCLUDING LEASED PROPERTY

    Depreciation and amortization are provided over the estimated useful lives of the assets using both straight-line and accelerated methods.

               Building                                   40 years
               Production equipment                       1-10 years
               Office furniture                           1-10 years
               Leased property                            15 years

    RECLASSIFICATIONS

    Certain reclassifications have been made to conform to the 1999 presentation, including changes which effect comparability of the annual financial information to previously filed quarterly information. None of such reclassifications are material to the financial statements taken as a whole.

2.  ACQUISITIONS AND DIVESTITURES

    MYSIMON, INC.

    In September 1998, the Company invested $1 million in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock. Televideo's investment in mySimon currently represents an ownership interest of between 3% and 4%. The investment has been accounted for on the cost method.

    mySimon, Inc. uses proprietary intelligent agent technology called Virtual Learning Agent (VLA) to assist online shoppers by searching the Internet to find the best prices on products from among thousands of online merchants.

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

    Founded in October 1996, APT is a developmental stage enterprise specializing in the development of electronics display technology. The anticipated markets for APT's outdoor media display system include the billboard and illuminated sign markets, sports stadiums and arenas, transportation terminals, volume retailers and malls, and safety/public information displays.

    The Company accounts for its investment in APT using the equity method of accounting. During the fiscal year ended October 31, 1998, the Company wrote off its equity investment, related goodwill, and note receivable of approximately $4.1 million. In December 1998, the Company loaned APT $176,000. In September 1999, the Company loaned APT $125,000. The $125,000 note bears interest at the rate of 6% per annum and was due on December 1, 1999. As of January 19, 2000, the Company has not yet received payment on the note, nor has APT received financing. In September 1999, the Company entered into a consulting agreement with APT in which APT agreed to undertake two engineering development projects for the Company. The Company made an advance payment of $125,000 under the Agreement, which is the entire amount of the Company's obligation. The Company has written off the $426,000 in loans and advances to APT as of October 31, 1999. The Company has not guaranteed any obligations of APT and has made no commitments to provide additional financial support to APT.

3.  LETTER OF CREDIT AGREEMENT

    The Company has one letter of credit agreement with the bank whereby the bank will issue up to a total of $1.0 million of standby and sight letters of credit. These agreements are contingent upon the Company maintaining time deposits (CD's) at the bank as collateral in a total amount no less than the outstanding borrowings. At October 31, 1999, the Company had no letters of credit outstanding.

4.  RELATED PARTY TRANSACTIONS

    During 1999, 1998, and 1997 the Company has had transactions with its affiliates as follows (in thousands):


                                                          1999         1998         1997
                                                       ---------    ---------    ---------
          Note receivable at October 31:
              AdMOS  (1)                                 $  4          $  4         $  4
              AdMOS  (1)                                  180           180            4

          Interest receivable at October 31:
              AdMOS  (1)                                   69            69           68
              AdMOS  (1)                                   94            77           60

(1) Amounts are fully reserved. The Company acquired a 20% interest in AdMOS Technologies in fiscal 1991 and the investment was written off in fiscal 1992.

    The Company also borrowed $500,000 from Gem Management, Inc., a company owned by the majority shareholder's spouse, on September 15, 1998. The unsecured loan bears annual interest at a prime rate with principal and interest due on demand. On February 16, 1999, the outstanding loan principal and interest was paid in full.

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

       The preferred shares were issued in December 1997. As of October 31, 1997, the Company had reflected the $900,000 as a long term receivable and had further provided a reserve of $292,500 against the $900,000 to reflect the fair value of the preferred shares ultimately issued, taking into consideration the lack of liquidity of the securities.

       Additionally, $864,620 was outstanding as trade receivables due from ACT at October 31, 1998.

       ACT has experienced a significant downturn in its business and the Company has written off a total amount of $1,957,120 as uncollectible receivables as of October 31, 1998, which includes $864,620 trade receivables, $607,500 long term note receivable and $485,000 note receivable.

6. SALE AND LEASEBACK OF BUILDING

         In December 1998, the Company sold its main facility (land and building) for approximately $11.0 million and concurrently leased back this facility over a 15 year lease term expiring in December 2013. The land component has been recorded as an operating leaseback. The building component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. As a result of the sale for $11.0 million (which includes a $2.75 million note receivable), a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15 year lease life on a straight line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized over leased building asset life, which has been determined to be the 15 year lease term, on a straight line method. The aggregate monthly lease amounts to $104,000. These payments escalate to $126,000 through 2013.

Future aggregate minimum lease payments are as follows

  October 31,                $
  ----------             -----------
        2000             $ 1,231,774
        2001               1,241,628
        2002               1,241,628
        2003               1,293,358
        2004               1,303,704
  Thereafter              12,958,068
                         -----------
                         $19,270,160

         The $2.75 million note receivable bears interest at 7.25% per annum. Principal and accrued interest is payable in equal monthly installments of $21,735 each on the first day of each month, which the Company began receiving on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2018.

7. CAPITAL STOCK

         The Company effected a 4-for-1 reverse stock split of its outstanding common stock on April 23, 1998. All shares and per share amounts have been retroactively adjusted for such reverse stock split.

    PREFERRED STOCK

    The Company has authorized 3,000,000 shares of preferred stock. No preferred stock has been issued to date.

    STOCK OPTION PLANS

    The Company has three stock option plans, the 1991 ISO Plan ("1991 ISO Plan"), the 1981 ISO Plan ("1981 ISO Plan") and the 1981 Supplemental Plan (the "Supplemental Plan") accounted for under the APB Opinion 25 and related interpretations. The 1991 ISO Plan provides for the granting of incentive options to employees, including officers, for up to 4,000,000 shares. The outstanding options have a term of ten years when issued. The exercise price of each option equals the market price of the Company's stock on the date of grant. Both the 1981 ISO Plan and the Supplemental Plan expired in October 1991 and the exercise price for options granted under those plans was re-priced at $0.22 per share in November 1991, the market price of the Company's common stock at that date. Accordingly, no compensation cost has been recognized for any of the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below. Pro forma results for 1998 and 1997 may not be indicative of the pro forma results in the future periods because the pro forma amounts do not include pro forma compensation cost for options granted prior to November 1, 1995.


                                                    OCTOBER 31,
                                              ----------------------
                                                1999           1998
                                              -------        -------
          Net loss (in thousands)
              As reported                     ($3,707)       ($8,881)
              Pro forma                       ($3,826)       ($8,987)

          Loss per share, basic and diluted
              As reported                      ($0.33)        ($0.79)
              Pro forma                        ($0.34)        ($0.80)


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998 respectively: no expected dividends; weighted average risk-free interest rate of 6.00% and 6.69%; stock volatility 219% in 1999 and 164% in 1998; and expected lives of 10 years. The weighted average fair value of options granted were $0.84, $1.49 and $1.24 in 1999, 1998 and 1997, respectively.

    A summary of the status of the Company's stock option plans as of October 31, 1999, and changes during the three years ending October 31, 1999 is presented below:


                                                            OPTIONS OUTSTANDING
                                                             OCTOBER 31, 1999

                                             OUTSTANDING                         EXERCISABLE
                               ---------------------------------------    ---------------------------
                                               WTD AVG.                   WTD AVG.           WTD AVG.
          RANGE OF             NUMBER          REMAINING      EXERCISE    NUMBER             EXERCISE
          EXERCISE PRICES      OUTSTANDING     CONT. LIFE     PRICE       EXERCISABLE        PRICE
          ---------------      -----------     ----------     --------    -----------        --------
          1991 ISO PLAN

          $0.75 - $0.84          205,500           9.42          $0.84             -                 -
          $0.88 - $1.32           61,750           5.36          $0.98        54,438             $0.99
          $1.52 - $2.12           17,375           5.79          $1.72        13,562             $1.67
          $2.64 - $2.88            2,875           5.56          $2.77         2,031             $2.78
                                 -------           ----          -----        ------             -----
          Totals                 287,500           8.29          $1.06        70,031             $1.18
                                 -------           ----          -----        ------             -----
                                 -------           ----          -----        ------             -----

          1981 SUPPLEMENTAL PLAN

          $0.88                   37,500           2.06         $ 0.88        37,500           $ 0.88

          1981 ISO PLAN

          $0.88                      250           2.06         $ 0.88           750           $ 0.88


Summary of Changes:

1981 ISO PLAN

                                                      WEIGHTED
                                                       AVERAGE
                                  OUTSTANDING       EXERCISE PRICE
                                 ------------       --------------
Balance, October 31, 1996            3,156              $0.88
    Granted                              -                 -
    Exercised                         (844)             $0.88
    Canceled                        (1,083)             $0.88
                                    ------
Balance, October 31, 1997            1,250              $0.88
    Granted                              -                 -
    Exercised                         (500)             $0.88
    Canceled                             -                 -
                                    ------
Balance, October 31, 1998              750              $0.88
    Granted                              -
    Exercised                         (500)             $0.88
    Canceled                             -                 -
                                    --------


Balance, October 31, 1999              250              $0.88
                                    ------
                                    ------

1981 SUPPLEMENTAL PLAN

                                                                      WEIGHTED
                                                                       AVERAGE
                                                   OUTSTANDING     EXERCISE PRICE
                                                   -----------     --------------
Balance, October 31, 1996                             37,500           $0.88
    Exercised                                              -               -
    Canceled                                               -               -
                                                      ------
Balance, October 31, 1997                             37,500           $0.88
    Exercised                                              -               -
    Canceled                                               -               -
                                                      ------
Balance, October 31, 1998                             37,500           $0.88
     Exercised                                             -               -
     Canceled                                              -               -
                                                      ------
Balance, October 31, 1999                             37,500           $0.88
                                                      ------
                                                      ------

1991 ISO PLAN

                                                                  WEIGHTED
                                                                   AVERAGE
                                   AVAILABLE     OUTSTANDING   EXERCISE PRICE
                                   ---------     -----------   --------------
Balance, October 31, 1996           575,219       332,750           $2.08
    Granted                         (12,250)       12,250           $1.24
    Exercised                             -       (23,688)          $1.58
    Terminated/Canceled             110,125      (110,125)          $2.20
                                   --------      --------
Balance, October 31, 1997           673,094       211,187           $1.96
    Granted                        (111,875)      111,875           $1.37
    Exercised                             -       (10,775)          $1.64
    Terminated/Canceled             128,288      (128,288)          $2.43
                                   --------      --------
Balance, October 31, 1998           688,507       184,000           $1.27
    Granted                        (205,500)      205,500           $0.84
    Exercised                             -            -               -
    Terminated/Canceled             102,000      (102,000)          $1.37
                                    --------      --------
Balance, October 31, 1999           585,007       287,500
                                   --------      --------
                                   --------      --------

8.  INCOME TAXES

    At October 31, 1999, the Company had tax loss carryforwards of approximately $97 million for federal income tax and approximately $15.5 million for state income tax reporting purposes, respectively. The net operating loss carryforwards expire through fiscal 2013. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards to be used in any given year upon occurrence of certain events, including significant changes in ownership interests.

    Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

    No deferred tax asset or benefit was recorded at October 31, 1999, as all amounts have been fully reserved. The valuation allowance increased by $1,488 in fiscal 1999 and increased by $3,823 in fiscal 1998. The components are as follows (in thousands):


                                             1999         1998
                                           --------     --------
          Net operating loss               $ 36,192     $ 35,168
          Other                               1,350        1,328
                                           --------     --------
                                             37,542       36,496
          Less valuation allowance          (37,542)     (36,496)
                                            --------     --------
                 Net benefit               $      -     $      -
                                           --------     --------
                                           --------     --------

    The following is a reconciliation of expected tax expense (benefit) to actual for each of the years ended October 31 (in thousands):


                                             1999          1998          1997
                                           ---------    ---------      ---------
          Book loss                         $(3,707)     $(8,881)       $(3,444)
                                            -------      -------        -------
          Expected tax benefit                1,353        3,020          1,170
                                            -------      -------        -------
          Adjustments to reconcile
            expected to actual benefit:
               Reduction of estimated
               tax liability                    361            -              -
               Effect of change in
               valuation allowance (net)     (1,353)      (3,020)        (1,170)
                                            -------      -------        -------
              Actual tax benefit            $   361      $     -        $     -
                                            -------      -------        -------
                                            -------      -------        -------

     The Company had pending a California Franchise tax exposure estimate of $361,000 resulting from previous income tax audits. The Company believes that no further liability exists at October 31, 1999. This amount has been recorded as a tax benefit in the accompanying statement of operations.

9.  CONCENTRATIONS

    The Company, which operates in a single industry segment, designs, produces and markets high performance terminals and monitors designed for office and home automation both domestically and internationally. The Company had export sales primarily to Europe, Asia and Latin America of approximately 19.8% ($1.6 million), 14.2% ($2.1 million) and 13.5% ($2.7 million) of net sales during fiscal 1999, 1998, and 1997, respectively.

    For the fiscal year ended October 31, 1999, one customer accounted for 10% of the Company's sales (Savoir, Inc.), while another customer accounted for 9%. For the fiscal year ended October 31, 1998, one customer accounted for 12% and another customer accounted for 11% of net sales. For the fiscal year ended October 31, 1997, one customer accounted for 17% and another customer accounted for 16% of net sales.

    Information about the Company's operations in different geographic locations is as follows:


    ----------------------------------------------------------------------------
                              United         Europe         Other       Total
    (in thousands)            States
    ----------------------------------------------------------------------------
    1999
    Total revenues            $ 6,503       $1,023         $  544      $ 8,070
    Operating
    (Loss)/income              (5,024)         253            201       (4,570)
    Identifiable assets        18,317            0              0       18,317

    1998
    Total revenues            $12,681       $1,685         $  385      $14,751
    Operating
    (Loss)/income              (5,188)         354            107       (4,727)
    Identifiable assets        10,433            0              0       10,433

    1997


    Total revenues            $17,197       $2,242         $  445      $19,884
    Operating
    (Loss)/income              (3,657)         408            134       (3,115)
    Identifiable assets        17,692            0              0       17,692

10. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

    In the fourth quarter of fiscal 1999, the Company wrote off $426,000 in loans and advances to APT (refer to Note 2). The Company also recorded a $353,000 expense for inventory obsolescence for certain of its computer monitors in inventory at October 31, 1999. The Company has reduced its estimated tax liability of $361,000 as any such tax exposure has been reduced to zero.

11. ACCRUED LIABILITIES

    Accrued liabilities consist of the following at October 31:  (in thousands)


                                                          1999         1998
                                                        --------     --------
          Employee compensation and benefits              $  209         $173
          Warranty                                           169          169
          Legal reserve                                      200          200
          Accrued sales and use tax                            0            1
          Professional fees                                   77           60
          Royalties                                          175            0
          Other                                              330          217
                                                          ------         ----
                                                          $1,160         $820
                                                          ------         ----
                                                          ------         ----

12. VALUATION AND QUALIFYING ACCOUNTS

    The Company's reserves for doubtful accounts receivable and inventory obsolescence consist of the following: (in thousands)


                                                                          CHARGED
                                                          BALANCE AT     (CREDITED)                       BALANCE AT
                                                           BEGINNING     TO COSTS &                         END OF
                                                           OF PERIOD       EXPENSE      DEDUCTIONS          PERIOD
                                                          ----------     ----------     ----------        ----------
       YEAR ENDED OCTOBER 31, 1997:
          Reserve for doubtful accounts                     $1,280        $  293           $(530)(1)          $  1,043
          Reserve for inventory obsolescence                $  663        $  379           $(519)(2)          $    523

       YEAR ENDED OCTOBER 31, 1998:
          Reserve for doubtful accounts                     $1,043        $2,300           $(1,991)(1)        $  1,352
          Reserve for inventory obsolescence                $  523        $  813           $  (690)(2)        $    646

       YEAR ENDED OCTOBER 31, 1999:
          Reserve for doubtful accounts                     $1,352        $  572         $    (541)(1)        $  1,383
          Reserve for inventory obsolescence                $  646        $  680         $    (289)(2)        $  1,037

    (1) Deductions represent write-offs of fully reserved receivables.
    (2) Reductions due to sales or scrap of fully reserved inventory.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


                                    PART III

         The following items included in the Company's Definitive Proxy Statement dated February 28, 2000 used in connection with the Company's Annual Meeting of Stockholders to be held on April 18, 2000 are incorporated herein by reference:


                                                                                      PAGES IN
                                                                                  PROXY STATEMENT
                                                                                  ---------------
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                          4

ITEM 11.      EXECUTIVE COMPENSATION                                                      8

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT              3

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                             10


         (The remainder of this page was left blank intentionally.)




                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


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

         3.       EXHIBITS.

         The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------------------------------------------------------------------------------

3.1  (1)        Restated Certificate of Incorporation of Registrant, as
                amended and currently in effect
3.2  (2)        Bylaws of the Registrant
10.1 (3)        TeleVideo, Inc. 1991 Incentive Stock Option Plan and form of
                Incentive Stock Option Agreement
10.2 (3)        TeleVideo, Inc. 1992 Outside Directors' Stock Option Plan+
10.3 (4)        Management Bonus Plan effective fiscal 1984, as amended
10.4 (2)        Form of Distributor and Licensing Agreement
10.5 (2)        Form of Original Equipment Manufacturer Agreement
10.6 (5)        Real Estate Purchase Agreement dated December 28, 1998 and accompanying Lease and Agreement of Lease, Escrow Agreement,
                Pledge and Security Agreement and Assignment between the
                Registrant and TVCA, LLC, dated December 28, 1998
10.7 (1)        Continuing Letter of Credit Agreement with Comerica Bank
21.1 (1)        Subsidiaries
23.1 (1)        Consent of Grant Thornton LLP
27.1 (1)        Financial Data Schedule

+ Denotes a management contract or compensatory plan or arrangement.

---------------
(1) Filed herewith.
(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1987, filed on January 29, 1988.
(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, filed January 27, 1992.
(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K, filed January 29, 1985 and Annual Report on Form 10-K, filed January 28, 1986.
(5) Incorporated by reference from the Registrant's Current Report on Form 8-K, filed on January 2, 1999.

(b)      Reports on Form 8-K.     No report on Form 8-K was filed by the Company
                                  with respect to the quarter ended October
                                  31, 1999.


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


                                                      TELEVIDEO, INC.
                                             -----------------------------------
                                                       (Registrant)


Date:  January 31, 2000                 By:        /s/  K. Philip Hwang
                                             -----------------------------------
                                                      K. Philip Hwang
                                                 Chairman of the Board and
                                                 Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


    Signature                              Title                        Date
---------------------------      -----------------------------       ----------
/s/    K. Philip Hwang             Chairman of the Board and          January 31, 2000
---------------------------        Chief Executive Officer
       K. Philip Hwang             (Principal Executive Officer)



/s/    James D. Wheat              Chief Financial Officer            January 31, 2000
--------------------------         (Principal Financial and
       James D. Wheat              Accounting Officer)



/s/    Robert E. Larson            Director                           January 31, 2000
------------------------------
       Robert E. Larson



/s/    Woo K. Kim                  Director                           January 31, 2000
------------------------------
       Woo K. Kim

                                       33