Form 10-Q
period 2000-01-31
TELEVIDEO INC
filed 2000-03-16
CIK 353779

                            UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC 20549

                    ----------------------------

                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  January 31, 2000
                                           ----------------

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

The number of shares outstanding of registrant's Common Stock, as of March 1, 2000 is: 11,309,085.
             -----------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q for TeleVideo Inc. (the "Company") for the first quarter ended January 31, 2000, includes certain statements that may be deemed to be "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         [The remainder of this page is intentionally left blank.]

                              TELEVIDEO, INC.

               INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                January 31,          October 31,
                               ASSETS               2000               1999
                                                -----------          -----------
                                                (Unaudited)         (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                      $   3,961           $   4,487
  Accounts receivable, net                           1,284               1,523
  Inventories, net                                   1,888               1,464
  Prepayments and other                                451                 987
  Notes receivable - current                            67                  67
                                                -----------          -----------
        Total current assets                         7,651               8,528
                                                -----------          -----------

PROPERTY, PLANT AND EQUIPMENT:
  Production equipment                                 624                 624
  Office furniture and equipment                     1,158               1,152
  Leased property under capital lease                6,270               6,270
                                                -----------          -----------
                                                     8,052               8,046
  Less accumulated depreciation and
    amortization                                     2,123               2,010
                                                -----------          -----------
        Property, plant and equipment, net           5,929               6,036
                                                -----------          -----------

INVESTMENTS IN AFFILIATES                            1,117               1,117
NOTE RECEIVABLE, LESS CURRENT PORTION                2,614               2,636
                                                -----------          -----------
        Total assets                             $  17,311           $  18,317
                                                -----------          -----------
                                                -----------          -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Obligation under capital lease - current       $     270           $     270
  Accounts payable                                   1,013                 964
  Accrued liabilities                                1,207               1,160
  Income taxes                                          30                   0
  Deferred gain on sale of land and building -
    current                                            538                 538
                                                 ---------           ---------
        Total current liabilities                    3,058               2,932
                                                 ---------           ---------
  Obligation under capital lease - long-term         5,751               5,812
  Deferred gain on sale of land and building -
    long-term                                        6,927               7,069
                                                 ---------           ---------
        Total liabilities                           15,736              15,813
                                                 ---------           ---------

STOCKHOLDERS' EQUITY:


  Common stock, $.01 par value:
    Authorized--75,000,000 shares
    Outstanding--11,309,085 shares at January 31,2000
      and 11,271,085 shares at October 31, 1999
      (net of 120,000 treasury shares)                 453                 453
  Additional paid-in capital                        95,735              95,703
  Accumulated deficit                              (94,613)            (93,652)
                                                 ---------           ---------
        Total stockholders' equity                   1,575               2,504
                                                 ---------           ---------
        Total liabilities and stockholders'
          equity                                 $  17,311           $  18,317
                                                 ---------           ---------
                                                 ---------           ---------

   The accompanying notes are an integral part of these financial statements.

                                TELEVIDEO, INC.

               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 1999
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)

                                                         Three Months Ended
                                                           January 31,
                                                 -----------------------------
                                                      2000                1999
                                                 ---------           ---------
NET SALES                                        $   1,521           $   1,787

COST OF SALES                                        1,403               1,592
                                                 ---------           ---------

GROSS PROFIT                                           118                 195

OPERATING EXPENSES:
  Sales and marketing                                  653                 498
  Research and development                             221                  64
  General and administration                           463                 310
                                                 ---------           ---------
        Total operating expenses                     1,337                 872
                                                 ---------           ---------
        Loss from operations                        (1,219)               (677)

INTEREST INCOME, net                                   134                  32

OTHER INCOME, net                                      124                   7
                                                 ---------           ---------
        Net loss                                 $    (961)          $    (638)
                                                 ---------           ---------
                                                 ---------           ---------

Net loss per share, basic and diluted            $    (.09)          $    (.06)
                                                 ---------           ---------
                                                 ---------           ---------

Weighted average shares outstanding                 11,278              11,271
                                                 ---------           ---------
                                                 ---------           ---------

   The accompanying notes are an integral part of these financial statements.

                                TELEVIDEO, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 1999
                                (IN THOUSANDS)
                                 (Unaudited)

                                                             Three Months Ended
                                                                  January 31,
                                                         -----------------------------
                                                              2000                1999
                                                         ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used in operating activities                    $    (512)          $  (1,698)
                                                         ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of land and building                   --               7,859
  Net additions to property, plant and equipment                (6)                 --
  Note receivable                                               22                (164)
                                                         ---------           ---------
             Net cash provided by investing
               activities                                       16               7,695
                                                         ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                        32                   0
  Payments on lease obligations                                (62)                (21)
                                                         ---------           ---------
             Net cash used in
               financing activities                            (30)                (21)
                                                         ---------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (526)              5,976

CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE PERIOD                                              4,487               1,640
                                                         ---------           ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD       $   3,961           $   7,616
                                                         ---------           ---------
                                                         ---------           ---------

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

The $2.75 million note receivable bears interest at 7.25% per annum. Principal and accrued interest is payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest is due and payable to TeleVideo, Inc. on December 1, 2013.

   The accompanying notes are an integral part of these financial statements.

                                  TELEVIDEO, INC.

            NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 31, 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information at January 31, 2000 and for the three months ended January 31, 2000 and 1999 include all adjustments that the management of the Company believes are necessary for fair presentation for the results of the periods presented.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

     PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, after elimination of inter-company accounts and transactions. All of the Company's unconsolidated affiliates are accounted for using the equity or the cost method.

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

     INVENTORIES

     Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $1.0 million at both January 31, 2000 and October 31, 1999, respectively:

                                           January 31,         October 31,
                                              2000                 1999
                                           -----------         -----------
       Purchased parts and subassemblies    $    236           $     216
       Work-in-process                           619                 313
       Finished goods                          1,033                 935
                                           -----------         -----------
                                            $  1,888           $   1,464
                                           -----------         -----------
                                           -----------         -----------

     PROPERTY, PLANT AND EQUIPMENT

     Depreciation and amortization are provided over the estimated useful lives of the assets using both straight line and accelerated methods.

               Production equipment               1-10 years
               Office furniture                   1-10 years
               Leased property                    15 years

     LOSS PER SHARE

     Loss per share is based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. 287,250 shares outstanding under various Incentive Stock option plans have been excluded from the computation as their effect is antidiultive.

     RECLASSIFICATIONS

     Certain reclassifications have been made to conform to the 2000 presentation. None of such reclassifications are material to the financial statements taken as a whole.


2.   ACQUISITIONS AND DIVESTITURES

     MYSIMON, INC.

     In September 1998, the Company invested in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock. This investment represented an ownership interest of between 3% and 4% of mySimon, Inc. as of January 31, 2000.

     KORAM, INC.

     In February 1998, the Company purchased a 50% interest in Koram, Inc, a Korean restaurant venture. This investment is accounted for under the equity method of accounting.

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

     In December 1998, the Company loaned APT $176,000. This note bears interest at the rate of 10% per annum and was due on December 1, 1999. In September 1999, the Company loaned APT an additional $125,000. The $125,000 note bears interest at the rate of 6% per annum and was due on December 1, 1999. In September 1999, the Company entered into a consulting agreement with APT in which APT agreed to undertake two engineering development projects for the Company. The Company made an advance payment of $125,000 under the agreement, which is the entire amount of the Company's obligation. The Company wrote off the $426,000 in loans and advances to APT as of October 31, 1999. The Company has not guaranteed any obligations of APT and has made no commitments to provide additional financial support to APT.

     As of March 14, 2000, the Company has not yet received payment on the $426,000 in notes and loans written off at October 31, 1999, nor has APT received their expected financing.

3.   LETTER OF CREDIT AGREEMENT

     The Company has one letter of credit agreement with its bank whereby the bank will issue up to a total of $1.0 million of standby and sight letters of credits. This agreement is contingent upon the Company maintaining time deposits at the bank as collateral in a total amount no less than the outstanding borrowings. At January 31, 2000, the Company had no letters of credit outstanding.

4.   SALE AND LEASEBACK OF BUILDING

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

     The $2.75 million note receivable bears interest at 7.25% per annum. Principal and accrued interest is payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest is due and payable to TeleVideo, Inc. on December 1, 2013.

5.   SUBSEQUENT EVENTS

     MYSIMON, INC.

     In September 1998, the Company invested in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock. This investment represented an ownership interest of between 3% and 4% ' of mySimon, Inc.

     On February 29, 2000, CNET Networks, Inc. (formerly, CNET, Inc.) completed the acquisition of mySimon, Inc. As a result of this acquisition, the Company expects to receive approximately 375,000 shares of common stock of CNET in exchange for 100% of its interest in mySimon. The Company is currently restricted from selling any of its interest in CNET until at least three days after the release of earnings for CNET for the quarter ended March 31, 2000.

     MULIX, INC.

     On February 28, 2000, the Company purchased for $1 million in cash an aggregate of 14,269,230 shares of unregistered Series A Convertible Preferred Stock of Mulix, Inc., a Delaware corporation. The Company's investment in Mulix represents a 35% interest in this privately-held corporation. The cash investment will be accounted for on the equity method of accounting. The purchase price and other terms of the investment were arrived at by negotiation between the Company and Mulix, with the per share price determined by the Mulix Board of Directors in good faith based on financial and business information and other relevant factors currently known to and considered by the Mulix board members. The purchase price was paid for out of the Company's working capital.

     Each share of Series A Preferred Stock is convertible into one share of Mulix Common Stock, at the option of the Company. The Series A Preferred Stock is automatically convertible into Common Stock under certain circumstances, including a firm commitment underwritten public offering of Mulix Common Stock with proceeds, net of underwriter's fees, of not less than $15,000,000. Prior to conversion, the Series A Preferred Stock is entitled to one vote per share. In connection with the investment, the Company entered into a Voting Agreement with the founders of Mulix regarding board size and membership. Dr. K. Philip Hwang, the Company's Chairman and Chief Executive Officer, has accepted an appointment to the Mulix Board of Directors, in accordance with the Voting Agreement. The three founders of Mulix constitute the remainder of the board.

     The Company has the right of first offer on future sales of Mulix equity securities, subject to certain exceptions such as issuances of stock or options under employee option plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Net sales for the first quarter of fiscal 2000 were $1.5 million, compared with $1.8 million in the first quarter of fiscal 1999, a decrease of $0.3 million, or 20%. The decrease in net sales reflects a decrease in sales of monitors of $0.5 million from the year ago quarter, offset partially by sales of TeleCLIENT products, which the Company introduced in the second quarter of fiscal 1999.

     Cost of sales was $1.4 million in the first quarter of fiscal 2000, compared with $1.6 million in the first quarter of fiscal 1999, a decrease of $0.2 million, or 13%. As a percentage of net sales, gross margin was 7.8% in the first quarter of fiscal 2000, compared with 10.9% in the first quarter of fiscal 1999. The decrease, as a percentage of sales, primarily reflects royalty expenses incurred by the Company in the first quarter of fiscal 2000 under the licensing agreement for the operating system software used in the Company's TeleCLIENT products. In the first quarter of fiscal 2000, the Company accrued $192,000 in royalty expenses. In the first quarter of fiscal 1999, the Company did not incur any charge for royalty expenses.

     Sales and marketing expenses were $0.7 million in the first quarter of fiscal 2000, compared with $0.5 million in the first quarter of fiscal 1999. As a percentage of net sales, sales and marketing expenses increased to 47% in the first quarter of fiscal 2000 compared with 27% in the first quarter of fiscal 1999. The increase reflects the additional costs incurred in support of the Company's launch of its TeleCLIENT product line, which occurred in April 1999.

     Research and development expenses were $0.2 million in the first quarter of fiscal 2000, compared with $0.1 million in the first quarter of fiscal 1999, an increase of $0.1 million. As a percentage of net sales, research and development expenses increased to 13% in the first quarter of fiscal 2000 compared with 6% in the first quarter of fiscal 1999. The increase represents increased costs associated with the continued development of the Company's TeleCLIENT product line.

     General and administrative expenses were $0.5 million in the first quarter of fiscal 2000, compared with $0.3 million in the first quarter of fiscal 1999. As a percentage of net sales, general and administrative expenses increased to 33% in the first quarter of fiscal 2000 compared with 17% in the first quarter of fiscal 1999. The increase is due primarily to lease expenses that the Company began making in fiscal 1999 in accordance with the sale and leaseback of the Company's headquarters facility. Additional details about the sale and leaseback transaction are contained in "Liquidity and Capital Resources."

     The Company's loss from operations was approximately $1.2 million in the first quarter of fiscal 2000 compared with approximately $0.7 million in the first quarter of fiscal 1999.

     Interest income, net of interest expense, was $134,000 in the first quarter of fiscal 2000, compared with $32,000 in the first quarter of fiscal
1999, an increase of $102,000. The increase reflects interest income resulting from the $2.75 million, 7.25% promissory note that the Company received pursuant to the sale of its building in December 1998, as well as to additional cash that the Company had during the quarter due to the building sale.

     Other income was $124,000 in the first quarter of fiscal 2000, compared with $7,000 in the first quarter of fiscal 1999, an increase of $117,000. The increase was due primarily to the amortization of the deferred gain on the sale of the Company's building.

     Net loss for the first quarter of fiscal 2000 was $1.0 million compared with a net loss of $0.6 million in the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2000, the Company had $4.0 million in cash and cash equivalents, a decrease of approximately $0.5 million over the same balances at the end of fiscal 1999 of approximately $4.5 million. Net cash used in operating activities improved from $1.7 million used in the three months ended January 31, 1999 to $0.5 million used for the same period in fiscal 2000. In the first quarter of fiscal 2000, the Company generated more cash from the conversion of working capital items as compared with the first quarter of fiscal 1999.

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

     Net accounts receivable were $1.3 million at January 31, 2000, compared with $1.5 million at October 31, 1999, a decrease of $0.2 million, or 13%, while net inventories were $1.9 million at January 31, 2000, as compared with $1.5 million at October 31, 1999, an increase of $0.4 million. The decrease in accounts receivable reflects large collections in the first quarter of fiscal 2000 from three of the Company's largest customers. The increase in inventory reflects the purchase of additional terminal and TeleCLIENT products during the quarter. Working capital at the end of the first quarter of fiscal 2000 was approximately $4.6 million, a decrease of 16% from the fiscal 1999 year-end level of approximately $5.5 million.

     The Company believes that, with respect to its current operations, the Company's cash balance of approximately $4.0 million at January 31, 2000, which includes its $1.0 million certificate of deposit, plus revenues from operations and other non-operating cash receipts, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of January 31, 2000, the Company had a long-term note receivable (the "Note") of $2.7 million. The Company received the Note, which bears interest at a fixed rate of 7.25% per annum, as partial consideration for the sale of the Company's headquarters facility in December 1998. The interest rate on the Note is fixed over the life of the Note, with principal and interest payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

         Because the interest rate on the Note is fixed for the term of the Note, any change in interest rates would not affect the Company's earnings or cash flows if it chose to hold onto the note, although a change in interest rates could affect the market value of the Note if the Company chose to sell the note prior to maturity.


                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

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

                                                  TELEVIDEO, INC.
                                           ------------------------------
                                                   (REGISTRANT)



DATE: MARCH 16, 2000                   BY:   /s/ JAMES WHEAT
                                           ------------------------------
                                                JAMES WHEAT
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL AND
                                            ACCOUNTING OFFICER)