Form 10-Q
period 2000-04-30
TELEVIDEO INC
filed 2000-06-16
CIK 353779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended April 30, 2000
                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
         ________________

                         Commission file number: 0-11552

                                   -----------

                                 TELEVIDEO, INC.
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X                               No
                        ----                                ----

         Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                                                        Outstanding at
                Class                                     June 1, 2000
           --------------                               ---------------
             Common Stock                                  11,310,272

                                 TELEVIDEO, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2000

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements ..................................................................      3

         Condensed Consolidated Balance Sheets - April 30, 2000
         (unaudited) and October 31, 1999 ......................................................      3

         Condensed Consolidated Statements of Operations - Three and Six Months
         Ended April 30, 2000 and 1999 (unaudited) .............................................      5

         Condensed Consolidated Statements of Cash Flows - Six Months
         Ended April 30, 2000 and 1999 (unaudited) .............................................      6

         Notes to Condensed Consolidated Financial
         Statements (unaudited).................................................................      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...................................................     12

Item 3.  Quantitative and Qualitative Disclosure About
         Market Risk ...........................................................................     18

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ...................................     18

Item 5   Other Information......................................................................     19

Item 6.  Exhibits and Reports on Form 8-K ......................................................     19

Signatures......................................................................................     20

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 TELEVIDEO, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                          April 30,                      October 31,
                                                                            2000                             1999
                                                                         ----------                     ------------
                                                                        (Unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                              $  3,534                       $  4,487
     Marketable securities                                                    11,237                              0
     Accounts receivable, net                                                  1,193                          1,523
     Inventories, net                                                          1,722                          1,464
     Prepayments and other                                                       695                            987
     Notes receivable - current                                                   67                             67
                                                                           ---------                        -------
         Total current assets                                                 18,448                          8,528
                                                                           ---------                        -------

PROPERTY, PLANT AND EQUIPMENT:
     Production equipment                                                        624                            624
     Office furniture and equipment                                            1,170                          1,152
     Leased property under capital lease                                       6,270                          6,270
                                                                            --------                       --------
                                                                               8,065                          8,046
     Less accumulated depreciation and amortization                            2,183                          2,010
                                                                            --------                       --------
         Property, plant and equipment, net                                    5,882                          6,036
                                                                            --------                       --------

INVESTMENTS IN AFFILIATES                                                      1,117                          1,117
NOTE RECEIVABLE, LESS CURRENT PORTION                                          2,597                          2,636
                                                                            --------                       --------
                Total assets                                                $ 28,043                       $ 18,317
                                                                            ========                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Obligation under capital lease - current                                $   270                        $   270
     Accounts payable                                                          1,194                            964
     Accrued liabilities                                                       1,196                          1,160
     Income taxes                                                                170                              0
     Deferred tax liabilities                                                  4,148                              0
     Deferred gain on sale of land and building - current                        538                            538
                                                                             -------                        -------
         Total current liabilities                                             7,517                          2,932
                                                                             -------                        -------
     Obligation under capital lease - long-term                                5,682                          5,812
     Deferred gain on sale of land and building - long-term                    6,786                          7,069
                                                                             -------                        -------
              Total liabilities                                               19,985                         15,813
                                                                             -------                        -------



                                                  (continued on following page)

                                 TELEVIDEO, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              April 30,                   October 31,
                                                                                2000                         1999
                                                                             ----------                 -------------
                                                                            (Unaudited)
STOCKHOLDERS' EQUITY:

     Common stock, $.01 par value:
      Authorized - 75,000,000 shares
      Outstanding -- 11,429,772 shares at April 30, 2000 and 11,271,085
      shares at October 31, 1999 (net of 120,000 treasury shares)                453                            453
     Additional paid-in capital                                               95,735                         95,703
     Accumulated other comprehensive income                                    6,222                              0
     Accumulated deficit                                                     (94,352)                       (93,652)
                                                                            ---------                      ---------
              Total stockholders' equity                                       8,058                          2,504
                                                                           ---------                       --------
              Total liabilities and stockholders' equity                   $  28,043                       $ 18,317
                                                                           =========                       ========


 The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    Three Months Ended                  Six Months Ended
                                                          April 30,                          April 30,
                                                   -----------------------              -------------------
                                                     2000             1999               2000         1999
                                                   -------           ------             ------       ------
NET SALES                                          $ 1,696           $ 1,922            $ 3,217      $ 3,709

COST OF SALES                                        1,604             1,779              3,008        3,371

GROSS PROFIT                                            92               143                209          338

OPERATING EXPENSES:
     Sales and marketing                               799               461              1,451          959
     Research and development                          253               130                474          194
     General and administrative                        571               529              1,034          839
                                                    ------             -----             ------        -----
         Total operating expenses                    1,623             1,120              2,959        1,992
                                                    ------            ------             ------       ------
              Loss from operations                  (1,531)             (977)            (2,750)      (1,654)

INTEREST INCOME, net                                   130               113                219          145

OTHER INCOME, net                                      278               152                464          159

Gain from sale of marketable securities              1,535                 0              1,535            0
                                                    ------            ------             ------       ------
Earnings(loss) before income tax                       412              (712)              (532)      (1,350)

Income tax expense                                     151                 0                168            0
                                                    ------            ------             ------       ------

              Net income (loss)                    $   261           $  (712)           $  (700)     $(1,350)
                                                   =======           ========           ========     ========

Net income (loss) per share
     - basic                                        $ 0.02            $ (.06)           $ (0.06)     $ (0.12)
                                                    ------            -------           --------     --------
     - diluted                                      $ 0.02            $ (.06)           $ (0.06)     $ (0.12)
                                                    ------            -------           --------     --------


Shares used in per share
     amounts - basic                                11,309            11,271             11,293       11,271
                                                    ======            ======             ======       ======
             - diluted                              11,451            11,271             11,293       11,271
                                                    ======            ======             ======       ======


   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30.
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   2000                   1999
                                                                                ----------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net cash provided (used in) operating activities                           (1,543)            $ 2,811
                                                                                    -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                        (19)              2,415
     Payment received (increases) on note receivable                                    39                (171)
     Proceeds from sales of CNET stock                                               1,668                   0
     Increased investments in Mulix                                                 (1,000)                  0
                                                                                  --------        ------------
         Net cash provided by investing activities                                     688               2,244
                                                                                  --------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                             32                   0
     Payments on lease obligations                                                    (130)                  0
                                                                                  ---------           --------
         Net cash used in financing activities                                         (98)                  0
                                                                                  ---------           --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (953)              5,055

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                             4,487               1,640
                                                                                 ---------            --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                               $   3,534            $  6,695
                                                                                 =========            ========



Non cash investing/financing activities:

During the six month ended April 30, 2000, the company recognized unrealized gains of $6.2 million, net of taxes of $4.2 million, on its investment in CNET stocks.

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

The $2.75 million note receivable bears interest at 7.25% per annum. Principal and accrued interest is payable in equal monthly installments of $21,735 on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest is due and payable to the Company on December 1, 2013.

   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information at April 30, 2000 and for the three and six months ended April 30, 2000 and 1999 includes all adjustments that the management of the Company believes are necessary for fair presentation for the results of the periods presented.

         Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

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

         INVENTORIES

         Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $0.3 million at April 30, 2000 and $1.0 million at October 31, 1999.

                                                     April 30,         October 31,
                                                       2000               1999
                                                     --------          ----------
         Purchased parts and subassemblies            $  867             $  216
         Work-in-process                                  82                313
         Finished goods                                1,069                935
                                                     -------             ------
                                                     $ 1,722            $ 1,464
                                                     =======            =======

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

         Production equipment                                    1-10 years
         Office furniture                                        1-10 years
         Leased property                                         15 years

         INCOME(LOSS) PER SHARE

         Income/(Loss) per share is based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of potentially dilutive securities outstanding during the period. Approximately 400,000 shares outstanding under various Incentive Stock Option plans have been excluded from the computation for the six months ended April 30, 2000 and 1999,and also the three months ended April 30, 1999, as their effect is antidilutive.

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

        MYSIMON, INC.

        In September 1998, the Company invested in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock. On February 29, 2000, CNET Networks, Inc. (formerly, CNET, Inc.) completed the acquisition of mySimon, Inc. As a result of this acquisition, the Company received 375,108 shares of common stock of CNET Networks, Inc. in exchange for 100% of its interest in mySimon. During same period of time, the Company also adjusted its balance sheet to reflect the conversion to a marketable security. The cost method used to book the investment in mySimon was changed to market value method to record the investment in CNET stock. As a result, the Company recognized an unrealized gain of 6.2 million, net of taxes of 4.2 million, from its investment in CNET stocks.

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

        In April 2000, Gem Management, Inc., a company owned by the wife of TeleVideo's chairman and chief executive officer, invested $800,000 of total $1,000,000 commitment into APT in exchange for 5% equity ownership in APT.

3.       LETTER OF CREDIT AGREEMENT

         The Company has one letter of credit agreement with its bank whereby the bank will issue up to a total of $1.0 million of standby and sight letters of credit. This agreement is contingent upon the Company maintaining time deposits at the bank as collateral in a total amount no less than the outstanding borrowings. At April 30, 2000, the Company had letters of credit outstanding in the amount of $266,866.

4.       RELATED PARTY TRANSACTION

         In April 2000, GEM management, Inc., a company owned by the wife of TeleVideo's chairmen and chief executive officer, invested $800,000 into APT. The total commitment of the investment will be $1,000,000 in exchange for 5% equity ownership in APT.

5.       SUBSEQUENT EVENTS

         INVESTMENT IN KEYIN TELECOM CO. LTD.

         On May 12, 2000, the Company purchased an aggregate of 15,278 ordinary shares of Keyin Telecom Co. Ltd.("Keyin"). Keyin is a private company located in Seoul, Korea, which is engaged in developing powerline communications technology. The Company's investment in Keyin represents a 5.75% interest in this corporation. The cash investment of $2,522,972 will be accounted for on the cost method of accounting. The purchase price and other terms of the investment were arrived at by negotiation between the Company and Keyin, with the per share price determined by the Keyin Board of Directors in good faith based on financial and business information and other relevant factors currently known to and considered by the Keyin board members. The purchase price was paid for out of the Company's working capital.

        The Company has the right to participate in future sales of Keyin securities to maintain its proportionate interest in Keyin. In the event the Company wants to sell all or a portion of its shares, it has given Keyin and its controlling shareholder, who is also its President and Chief Executive Officer, a right of first refusal to purchase the shares. Keyin also agreed to keep the Company expressly advised regarding certain specified kinds of events and transactions that could materially impact Keyin's business, capital structure and financial condition. Keyin has agreed that it will not transfer its powerline communications ("PLC") technology to a third party without the prior written consent of the Company, except in the context of a strategic technology transfer agreement approved by the Keyin Board. The restrictions and promises in the agreement will terminate at such time as the Company has sold at least 70% of the shares it acquired under the agreement.

         The investment agreement also contemplates that TeleVideo will participate in a strategic alliance with Keyin under the terms of which TeleVideo will support Keyin in its overseas marketing and sales activities related to Keyin's PLC technology. In addition, TeleVideo and Keyin will cooperate to incorporate Keyin's PLC technology into TeleVideo's computer products, including the Tele-Client series. The parties contemplate entering into a separate sales and marketing agreement to more fully document the terms and conditions of the strategic relationship.

         INVESTMENT IN BIOMAX CO, LTD.

         On May 12, 2000, the Company purchased an aggregate of 45,000 ordinary shares of Biomax Co., Ltd. ("Biomax"). Biomax is a startup company with its principal offices located in Seoul, Korea, which is engaged in developing an herbal product to help lower cholesterol levels in humans. Its existing technology was developed by and obtained from the Korea Research Institute of Bioscience and Biotechnology. The Company's investment in Biomax represents a 15% interest in this privately-held corporation. The cash investment of $917,431 will be accounted for on the cost method of accounting. The purchase price and other terms of the investment were arrived at by negotiation between the Company and Biomax, with the per share price determined by the Biomax Board of Directors in good faith based on financial and business information and other relevant factors currently known to and considered by the Biomax board members. The purchase price was paid for out of the Company's working capital.

         The agreement gives the Company the right to nominate one member to the Biomax Board of Directors. Dr. K. Philip Hwang, the Company's Chairman of the Board and Chief Executive Officer, was nominated and elected to the Biomax board.

         The Company has the right to participate in future sales of Biomax securities to maintain its proportionate interest in Biomax. In the event the Company wants to sell all or a portion of its shares, it has given Biomax and Biomax's President, who is its controlling shareholder, a right of first refusal to purchase the shares. The controlling shareholder also must obtain the Company's prior written consent in order to sell over 10% of Biomax. Biomax also agreed to discuss with the Company certain specified kinds of events and transactions that could materially impact Biomax's business, capital structure and financial condition. The agreement further prohibits Biomax from sharing its technology with third parties or assisting with research and development efforts of third parties without the prior written consent of the Company, other than in the normal course of business, and further prohibits the controlling shareholder from engaging in businesses that could compete with Biomax. The restrictions and promises in the agreement will terminate at such time as the Company has sold at least 70% of the shares it acquired under the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the quarterly periods ended April 30, 2000 and 1999. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q and in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. Some of the information in this Report contains forward-looking statements which involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Investors should read statements that contain these or similar words carefully because they (1) discuss our expectations about the Company's future performance; (2) contain projections of the Company's future operating results or of the Company's future financial condition; (3) state other "forward-looking" information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. The risk factors discussed in "Factors that may Affect Future Results," later in this Report, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Additional risks will be described from time to time in the Company's other filings with the SEC. Investors should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report and in the Company's other periodic SEC filings could have a material and adverse effect on its business, results of operations and financial condition.

GENERAL

         The Company continues to focus its efforts toward providing high-performance Windows-based terminals to the business and consumer markets. In recent years, the Company has phased out the sale of multimedia products and monitors to focus on utilizing its expertise in server-based network computing to forge new ground in delivering thin-client solutions. In November 1998, the Company launched its Windows-based terminal products and in April 1999, launched its TeleCLIENT product line. This shift in focus has been the key reason for the changes in results of operations between the three and six months ended April 30, 2000 and 1999.

         The Company strengthened its sales organization in fiscal 1999 and into fiscal 2000 to provide more efficient geographical coverage and market penetration for its thin-client products. The Company faces strong competition in the marketplace and continues to look for ways to improve operating efficiency. In order to lower the production costs, the Company has continued to negotiate with its suppliers and has also shifted many production processes overseas.

RESULTS OF OPERATIONS

         COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2000 TO THE THREE MONTHS ENDED APRIL 30, 1999

         Net sales for the second quarter of fiscal 2000 were $1,696,000, as compared with $1,922,000 in the second quarter of fiscal 1999, a decrease of $226,000, or approximately 12%. The decrease in net sales reflects a decrease in the sales of monitors and terminals of approximately $200,000 and $500,000, respectively, from the year ago quarter, offset partially by increased sales of TeleCLIENT products, which the Company introduced in the second quarter of fiscal 1999.

         Cost of sales was $1,604,000 in the second quarter of fiscal 2000, compared with $1,779,000 in the second quarter of fiscal 1999, a decrease of $175,000, or approximately 9.8%. As a percentage of net sales, gross margin was 5.4% in the second quarter of fiscal 2000, compared with 7.4% in the second quarter of fiscal 1999. The decrease, as a percentage of sales, primarily reflects royalty expenses incurred by the Company in the second quarter of fiscal 2000 under the licensing agreement for the operating system software used in the Company's TeleCLIENT products. In the second quarter of fiscal 2000, the Company accrued $196,000 in royalty expenses. In the second quarter of fiscal 1999, the Company did not incur any charge for royalty expenses.

         Total operating expenses were $1,623,000 in the second quarter of fiscal 2000 compared to $1,120,000 in the comparable period in 1999, reflecting an increase of approximately 45% in 2000. This reflects an increase in all categories of operating expenses, as follows:

         Sales and marketing expenses were $799,000 in the second quarter of fiscal 2000, compared with $461,000 in the second quarter of fiscal 1999. As a percentage of net sales, sales and marketing expenses increased to approximately 47% in the second quarter of fiscal 2000 compared with approximately 24% in the second quarter of fiscal 1999. The increase reflects primarily the additional costs incurred in support of Company's launch of its TeleCLIENT product line, which occurred in April 1999.

         Research and development expenses were $253,000 in the second quarter of fiscal 2000, compared with $130,000 in the second quarter of fiscal 1999, an increase of $123,000. As a percentage of net sales, research and development expenses increased to approximately 15% in the second quarter of fiscal 2000 compared with approximately 7% in the second quarter of fiscal 1999. The increase represents increased costs associated with the continued development of the Company's TeleCLIENT product line.

         General and administrative expenses were $571,000 in the second quarter of fiscal 2000, compared with $529,000 in the second quarter of fiscal 1999. As a percentage of net sales, general and administrative expenses increased to approximately 34% in the second quarter of fiscal 2000 compared with approximately 28% in the second quarter of fiscal 1999. The increase is due primarily to a charge for bad debts taken in the second quarter of fiscal 2000 of approximately $105,000. Included in this charge is $57,000 relating to a former European customer that recently declared bankruptcy. In the second quarter of fiscal 1999, the Company did not incur any significant charge for bad debts.

         The Company's loss from operations was $1,531,000 in the second quarter of fiscal 2000 compared with $977,000 in the second quarter of fiscal 1999.

         Interest income, net of interest expense, was $130,000 in the second quarter of fiscal 2000, compared with $113,000 in the second quarter of fiscal 1999, an increase of $17,000.

         Other income was $278,000 in the second quarter of fiscal 2000, compared with $152,000 in the same period of fiscal 1999, an increase of $126,000. The increase was due primarily to the rental income from subleasing the office building to APT and Telemann Inc.

         In the second quarter of fiscal 2000, the Company sold 50,000 shares of CNET Networks stock that was obtained when mySimon, Inc. was purchased by CNET Networks in February 2000. The Company realized a gain of $1,535,000 from the sale of these shares.

         Net income for the second quarter of fiscal 2000 was $261,000 as compared with a net loss of $712,000 in the second quarter of fiscal 1999. The net income reflected in the 2000 period was the result of the sale of the CNET stock discussed above. In the absence of that gain, the Company would have had a net loss of $1,123,000 for the quarter.

         COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 2000 TO THE SIX MONTHS ENDED APRIL 30, 1999

         Net sales for the first six months of fiscal 2000 were $3,217,000, as compared with $3,709,000 in the first six months of fiscal 1999, a decrease of $492,000, or approximately 13%. The decrease in net sales reflects a decrease in sales of monitors of approximately $700,000 from the year ago period and a decrease in terminal sales of approximately $400,000, offset partially by sales of TeleCLIENT products, which the Company introduced in the second quarter of fiscal 1999.

         Cost of sales was $3,008,000 in the first six months of fiscal 2000, compared with $3,371,000 in the first six months of fiscal 1999, a decrease of $363,000, or 11%. As a percentage of net sales, gross margin was approximately 6.5% in the first six months of fiscal 2000, compared with approximately 9.1% in the first six months of fiscal 1999. The decrease, as a percentage of sales, primarily reflects royalty expenses incurred by the Company in the first six months of fiscal 2000 under the licensing agreement for the operating system software used in the Company's TeleCLIENT products. In the first six months of fiscal 2000, the Company accrued $388,000 in royalty expenses. In the first six months of fiscal 1999, the Company did not incur any charge for royalty expenses.

         Total operating expenses, consisting of sales and marketing, research and development and general and administrative, were $2,959,000 in the first six months of fiscal 2000 compared to $1,992,000 in the comparable period in 1999, reflecting an increase of approximately 49% in 2000. This reflects an increase in all categories of operating expenses, as follows:

         Sales and marketing expenses were $1,451,000 in the first six months of fiscal 2000, compared with $959,000 in the first six months of fiscal 1999. As a percentage of net sales, sales and marketing expenses increased to approximately 45% in the first six months of fiscal 2000 compared with approximately 26% in the first six months of fiscal 1999. The increase reflects the additional costs incurred in support of the Company's launch of its TeleCLIENT product line, which occurred in April 1999.

         Research and development expenses were $474,000 the first six months of fiscal 2000, compared with $194,000 in the first six months of fiscal 1999, an increase of $280,000. As a percentage of net sales, research and development expenses increased to approximately 15% in the first six months of fiscal 2000 compared with approximately 5% in the first six months of fiscal 1999. The increase represents increased costs associated with the continued development of the Company's TeleCLIENT product line.

         General and administrative expenses were $1,034,000 in the first six months of fiscal 2000, compared with $839,000 in the first six months of fiscal 1999. As a percentage of net sales, general and administrative expenses increased to approximately 32% in the first six months of fiscal 2000 compared with approximately 23% in the first six months of fiscal 1999. The increase is due primarily to a charge for bad debts taken in the second quarter of fiscal 2000 of approximately $105,000, as well as to lease expenses resulting from the sale and leaseback of the Company's headquarters facility, which lease payments are reflected in each month of the fiscal 2000 period, but only beginning in January 1999 of the prior year. Additional details about the sale and leaseback transaction are described in "Liquidity and Capital Resources," below.

         The Company's loss from operations was $2,750,000 in the first six months of fiscal 2000 compared with $1,654,000 in the first six months of fiscal 1999.

         Interest income, net of interest expense, was $219,000 in the first six months of fiscal 2000, compared with $145,000 in the first six months of fiscal 1999, an increase of $74,000. The increase primarily reflects interest income resulting from the $2.75 million, 7.25% promissory note that the Company received pursuant to the sale of its building in December 1998.

         Other income was $464,000 in the first half of fiscal 2000, compared with $159,000 in the first half of fiscal 1999, an increase of $305,000. The Increase was due primarily to the rental income from subleasing the office building to APT and Telemann Inc.

         In the second quarter of fiscal 2000, the Company sold 50,000 shares of CNET Networks stock that was obtained when mySimon, Inc. was purchased by CNET Networks in February. This sale resulted in a gain of $1,535,000 for the first six months of fiscal 2000.

         Net loss for the first six months of fiscal 2000 was $700,000 compared with a net loss of $1,350,000 in the first six months of fiscal 1999. However, without giving effect to the $1,535,000 gain from the sale of CNET shares in the second quarter of fiscal 2000, the net loss for the six month period would have increased to $2,067,000.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2000, the Company had approximately $3,534,000 in cash and cash equivalents, a decrease of approximately $1,000,000 over the $4,487,000 on hand at October 31, 1999. Net cash used in operating activities was

$1,030,000 and provided by investing activities was $672,000 during the quarter ended April 30, 2000.

         In December 1998, the Company sold its 69,360 square foot headquarters building in San Jose, California, including land and improvements, to TVCA, LLC, an unaffiliated Delaware limited liability company ("TVCA") for $11.0 million. The nature of the consideration was $8.25 million in cash and a $2.75 million promissory note. The note bears interest at 7.25% per annum. Principal and accrued interest are payable in equal monthly installments of $21,735 on the first day of each month, commencing January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to the Company on December 1, 2013.

         In December 1998, the Company leased back this facility over a 15 year lease term expiring in December 2013. The land component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6,270,000. As a result of the sale for $11,000,000, a deferred gain of approximately $8,000,000 was recorded. The deferred gain attributable to the land element, which approximates $3,440,000, is being amortized over the 15 year lease life on the straight line method. The deferred gain attributable to the building element, which approximates $4,560,000, is being amortized on the straight line method over the leased building asset life, which has been determined to be the 15 year lease term.

         Net accounts receivable were $1,193,000 at April 30, 2000, as compared with $1,523,000 at October 31, 1999, a decrease of $330,000, or approximately 22%. The decrease in accounts receivable reflects a great effort on collection and more strict credit policies during the quarter. Net inventories were $1,722,000 at April 30, 2000, as compared with $1,464,000 at October 31, 1999, an increase of $258,000. The increase in inventory reflects the purchase of additional TeleClient products.

         Working capital at the end of the second quarter of fiscal 2000 was $10,931,000, an increase of 95% from the fiscal 1999 year-end level of $5,596,000. This increase is due primarily to the common stock in CNET Networks, Inc., which the Company received in the second quarter of fiscal 2000 as a result of the acquisition of mySimon, Inc. by CNET Networks. At April 30, 2000, the Company held 325,108 shares of common stock in CNET Networks, Inc., representing a total market value of $11,237,000.

         The Company believes that, with respect to its current operations, the Company's cash balance of approximately $3,500,000 at April 30, 2000, its CNET common stock, plus revenues from operations and other non-operating cash receipts, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         COMPETITIVE MARKETS. The markets in which the Company competes, including thin client, other terminals and monitors, is intensely competitive. The principal elements of competition are pricing, product quality and reliability, price/performance characteristics, compatibility, marketing and distribution capability, service and support, and reputation of the manufacturer. TeleVideo competes with a large number of manufacturers, most of which have significantly greater financial, marketing and technological resources than TeleVideo. There can be no assurance that the Company will be able to continue to compete effectively.

         PRODUCT DEVELOPMENT. The computer market is characterized by rapid technological change and product obsolescence, often resulting in short product life cycles and rapid price declines. The Company's success will continue to depend primarily on its ability to continue to reduce costs through manufacturing efficiencies and price negotiation with suppliers, the continued market acceptance of its existing products and its ability to develop and introduce new products. There can be no assurance that TeleVideo will successfully develop new products or that the new products it develops will be introduced in a timely manner and receive substantial market acceptance. There can also be no assurance that product transitions will be managed in such a way to minimize inventory levels and product obsolescence of discontinued products. The Company's operating results could be adversely affected if TeleVideo is unable to manage all aspects of product transitions successfully.

         SINGLE SOURCED PRODUCTS. The Company generally utilizes standard parts and components available from multiple suppliers. However, certain parts and components used in the Company's products are available only from a single source. If, contrary to its expectations, the Company is unable to obtain sufficient quantities of any single-sourced components, the Company will experience delays in product shipments.

         RELIANCE ON FORECASTS. The Company offers its products through various channels of distribution. Changes in the financial condition of, or in the Company's relationship with, its distributors could cause actual operating results to vary from those expected. Also, the Company's customers generally order products on an as-needed basis. Therefore, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. The Company anticipates that the rate of new orders will vary significantly from month to month. The Company's manufacturing plans and expenditure levels are based primarily on sales forecasts. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenditure and inventory levels could be disproportionately high and the Company's operating results for that quarter, and potentially future quarters, would be adversely affected.

         FACTORS THAT COULD AFFECT STOCK PRICE. The market price of TeleVideo's common stock could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the computer technology industry, as well as general economic conditions and other factors external to the Company.

         FOREIGN CURRENCY AND POLITICAL RISK. The Company markets its products worldwide. In addition, a large portion of the Company's part and component manufacturing, along with key suppliers, are located outside the United States. Accordingly, the Company's future results could be adversely affected by a variety of factors, including without limitation, fluctuation in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of April 30, 2000, the Company had a long-term note receivable (the "Note") of approximately $2,700,000. The Company received the Note, which bears interest at a fixed rate of 7.25% per annum, as partial consideration for the sale of the Company's headquarters facility in December 1998. The interest rate on the Note is fixed over the life of the Note, with principal and interest payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to the Company on December 1, 2013.

         Because the interest rate on the Note is fixed for the term of the Note, any change in interest rates would not affect the Company's earnings or cash flows if it chose to hold onto the note, although a change in interest rates could affect the market value of the Note if the Company chose to sell the note prior to maturity.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 18, 2000, the Company held its annual meeting of stockholders. At the meeting, the stockholders voted on the election of directors, the approval of the 2000 Stock Option Plan (the "Plan") and the ratification of independent auditors. The following four nominees were elected to the board of directors for a one-year term: K. Philip Hwang, Robert E. Larson, Woo K. Kim and J.K. Yum. Additionally, the proposal to adopt the Plan was approved and the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending October 31, 2000 was ratified. The total number of votes represented at the meeting in person or by proxy was 10,589,006, representing approximately 93.6% of the outstanding shares on the record date of February 25, 2000. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, for each proposal, are as follows:

         A. Election of Directors

DIRECTOR NOMINEE            VOTES FOR                VOTES WITHHELD

K. Philip Hwang             10,469,438                   119,569
Robert E. Larson            10,495,729                    93,278
Woo K. Kim                  10,469,679                   119,328
J.K. Yum                    10,469,554                   119,453

         B. Approval of the 2000 Incentive Stock Option Plan

                                VOTES FOR     VOTES AGAINST      ABSTENTIONS
Approval of the 2000
Incentive Stock Option Plan     7,956,629         331,697           69,536

         C. Ratification of the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending October 31, 2000:

                              VOTES FOR     VOTES AGAINST      ABSTENTIONS
Appointment of Grant
Thornton LLP as
independent auditors           10,543,482          29,207           18,365


ITEM 5.  OTHER INFORMATION

         As of June 1, 2000, Dr. K. Philip Hwang, the Company's Chairman of the Board and Chief Executive Officer, has also assumed the title and responsibilities of Chief Financial Officer. James D. Wheat, the former Chief Financial Officer, left the Company at the end of May 2000 to pursue other opportunities.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit 27.0      Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K on March 14, 2000 to report the Company's acquisition of Mulix, Inc. and the acquisition of CNET Networks, Inc. (formerly CNET, Inc.) Common Stock through the acquisition of mySimon, Inc. by CNET.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  June 15, 2000
                                           TELEVIDEO, INC.
                                           (REGISTRANT)

                                           By: /s/ K. Philip Hwang
                                               ---------------------------
                                               Chairman of the Board,
                                               Chief Executive Officer
                                               and Chief Financial Officer

                                               (Principal Executive,
                                               Financial and Accounting Officer)