Form 10-Q
period 2000-07-31
TELEVIDEO INC
filed 2000-09-14
CIK 353779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  -------------

                                    FORM 10-Q
(MARK ONE)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2000

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X              No
                                ---                ---

         Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                                                         Outstanding at
                   Class                                 July 31, 2000
              -----------------                         ----------------
                Common Stock                              11,310,272

                                 TELEVIDEO, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2000

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements ..................................................................      3

         Condensed Consolidated Balance Sheets -
         July 31, 2000 (unaudited) and October 31,
         1999 ..................................................................................      3

         Condensed Consolidated Statements of
         Operations - Three and Nine Months Ended July 31,
         2000 and 1999 (unaudited) .............................................................      5

         Condensed Consolidated Statements of Cash
         Flows - Nine Months Ended July 31, 2000 and 1999 (unaudited) ..........................      6

         Notes to Condensed Consolidated Financial
         Statements (unaudited).................................................................      8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...................................................     14

Item 3.  Quantitative and Qualitative Disclosure About
         Market Risk ...........................................................................     20

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders ...............................................................................     21

Item 5.  Other Information......................................................................     21

Item 6.  Exhibits and Reports on Form 8-K.......................................................     21

Signatures .....................................................................................     22

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 TELEVIDEO, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           July 31,                     October 31,
                                                                             2000                          1999
                                                                        ---------------                -------------
                                                                          (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $    1,528                     $    4,487
     Marketable securities                                                     6,140                            -
     Accounts receivable, net                                                  1,033                          1,523
     Inventories, net                                                          1,637                          1,464
     Prepayments and other                                                       615                            987
     Notes receivable - current                                                   67                             67
                                                                        ---------------                -------------
         Total current assets                                                 11,020                          8,528
                                                                        ---------------                -------------

PROPERTY, PLANT AND EQUIPMENT:
     Production equipment                                                        624                            624
     Office furniture and equipment                                            1,179                          1,152
     Leased property under capital lease                                       6,270                          6,270
                                                                        ---------------                -------------
                                                                               8,073                          8,046
     Less accumulated depreciation and
       amortization                                                            2,247                          2,010
                                                                        ---------------                -------------
         Property, plant and equipment, net                                    5,826                          6,036
                                                                        ---------------                -------------

INVESTMENTS IN AFFILIATES                                                      6,157                          1,117
NOTE RECEIVABLE, LESS CURRENT PORTION                                          2,580                          2,636
                                                                        ---------------                -------------
                Total assets                                                $ 25,583                       $ 18,317
                                                                        ===============                =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

     Accounts payable                                                       $    662                      $     964
     Accrued liabilities                                                       1,138                          1,160
     Income taxes                                                                170                           -
     Deferred tax liabilities                                                  2,237                           -
     Obligation under capital lease - current                                    270                            270
     Deferred gain on sale of land and building -
       current                                                                   538                            538
                                                                        ---------------                -------------
         Total current liabilities                                             5,015                          2,932
                                                                        ---------------                -------------
     Obligation under capital lease - long-term                                5,636                          5,812
     Deferred gain on sale of land and building -
       long-term                                                               6,645                          7,069
                                                                        ---------------                -------------
              Total liabilities                                               17,296                         15,813
                                                                        ---------------                -------------


                                                   (continued on following page)

                                 TELEVIDEO, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         July 31,                      October 31,
                                                                           2000                            1999
                                                                    ----------------                 ---------------
                                                                       (Unaudited)
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value:
          Authorized - 75,000,000 shares
          Outstanding -- 11,430,272 shares at
          July 31, 2000 and 11,271,085 shares
          at October 31, 1999 (net of
          120,000 treasury shares)                                               453                            453
     Additional paid-in capital                                               95,735                         95,703
     Accumulated other comprehensive income                                    3,356                              0
     Accumulated deficit                                                     (91,257)                       (93,652)
                                                                     ----------------                ---------------
              Total stockholders' equity                                       8,287                          2,504
                                                                     ----------------                ---------------
                Total liabilities and stockholders'
                  equity                                                   $  25,583                       $ 18,317
                                                                     ================                ===============

   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      Three Months Ended                Nine Months Ended
                                                            JULY 31,                          JULY 31,
                                                 ---------------------------       -------------------------
                                                    2000             1999             2000            1999
                                                 ------------     ----------       -----------     ---------
NET SALES                                        $   1,729          $ 1,926           $4,946          $5,635

COST OF SALES                                        1,614            1,844            4,622           5,215
                                                 ------------     ----------       -----------     ---------

GROSS PROFIT                                           115               82              324             420

OPERATING EXPENSES:
     Sales and marketing                               545              599            1,996           1,558
     Research and development                          266              230              740             424
     General and administrative                        512              505            1,546           1,344
                                                 ------------     ----------       -----------     ---------

         Total operating expenses                    1,323            1,334            4,282           3,326
                                                 ------------     ----------       -----------     ---------

              Loss from operations                  (1,208)          (1,252)          (3,958)         (2,906)


INTEREST INCOME, net                                    66              125              285             270

OTHER INCOME (LOSS), net                                84              218              549             421

Gain from sale of marketable
     securities                                      4,161                0            5,696               0
                                                 ------------     ----------       -----------     ---------

Earnings (loss) before income tax                    3,103             (909)           2,572          (2,215)

Income tax expense                                       4               22              172              66
                                                 ------------     ----------       -----------     ---------

              Net income (loss)                  $   3,099          $  (931)        $  2,400         $(2,281)
                                                 ============     ==========       ===========     =========

Net income (loss) per share
     - basic                                     $    0.27          $  (.08)        $   0.21         $  (0.2)
                                                 ------------     ----------       -----------     ---------

     - diluted                                   $    0.27          $  (.08)        $   0.21         $  (0.2)
                                                 ------------     ----------       -----------     ---------


Shares used in per share
     amounts - basic                                11,310           11,271           11,299          11,271
                                                 ============     ==========       ===========     =========

             - diluted                              11,310           11,271           11,299          11,271
                                                 ============     ==========       ===========     =========


   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31.
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                    2000                1999
                                                                                 ----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net cash provided (used in) operating
             activities                                                          $ (2,172)            $  2,382
                                                                                 ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Certificate of Deposit                                                               -               (1,000)
   Additions to property, plant and equipment                                         (27)               2,433
   Payment received (increases) on note receivable                                     56                 (171)
   Proceeds from sales of CNET stock                                                4,368                    -
   Investments in affiliates                                                       (5,040)                   -
                                                                                 ----------           ---------

         Net cash (used in) provided by investing activities                         (643)               1,262
                                                                                 ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                            32                    -
     Payments on lease obligations                                                   (176)                   -
                                                                                 ----------           ---------

         Net cash used in financing activities                                       (144)                   -
                                                                                 ----------           ---------

     (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (2,959)               3,644

CASH AND CASH EQUIVALENTS AT THE BEGINNING
     OF THE PERIOD                                                                  4,487                1,640
                                                                                 ----------           ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                               $  1,528             $  5,284
                                                                                 ==========           =========




Non cash investing/financing activities:

During the nine months ended July 31, 2000, the company recognized unrealized gains of $3.4 million, net of taxes of $2.2 million, on its investment in CNET stock.

In December 1998, the Company sold its main facility (land and building) for approximately $11.0 million and concurrently leased back this facility over a 15 year lease term expiring in December 2013. The land component has been recorded as an operating lease. The building element has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. As a result of the sale for $11.0 million (which includes a $2.75 million note receivable) a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15 year lease life on a straight line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized over leased building asset life, which has been determined to be the 15 year lease term, on a straight line method.

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

                                  JULY 31, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information at July 31, 2000 and for the three and nine months ended July 31, 2000 and 1999 includes all adjustments that the management of the Company believes are necessary for fair presentation for the results of the periods presented.

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

         USE OF ESTIMATES

         In preparing financial statements in conformity with accounting principles generally accepted in the United States Of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $0.3 million at July 31, 2000 and $1.0 million at October 31, 1999.

                                                                     July 31,                  October 31,
                                                                       2000                       1999
                                                                   ------------               -------------
         Purchased parts and subassemblies                           $  592                      $  216
         Work-in-process                                                331                         313
         Finished goods                                                 714                         935
                                                                   ------------               -------------
                                                                    $ 1,637                     $ 1,464
                                                                   ============               =============

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

         Production equipment                               1-10 years
         Office furniture                                   1-10 years
         Leased property                                    15 years

         INCOME/(LOSS) PER SHARE

         Income/(Loss) per share is based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of potentially dilutive securities outstanding during the period. Approximately 382,500 shares outstanding under various Incentive Stock Options plans have been excluded from the computation for the three and nine months ended July 31, 2000 and 1999, as their effect is antidilutive.

         MARKETABLE SECURITIES

         The Company adopted Statement Of Accounting Standrds No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. The investment in CNET common stock classified as available for sale, is reported at market value, with the unrealized gain or loss, net of tax, reported as separate component of other comprehensive income (loss) in stockholders' equity. Realized gains and losses on sales of investments is included in operating results.

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The difference between the Company's net income and its total comprehensive income for 2000 was attributed to net unrealized gains on available for sale marketable securities of $3,356000. Total comprehensive income for the three and nine months ended July 31, 2000 was $6,455,000 and $5,756,000 respectively. There was no difference between the Company's net loss and its total comprehensive loss for 1999.

2.       ACQUISITIONS AND DIVESTITURES

         K&T TELECOM, INC.

         In July 2000, the Company purchased for $600,000 in cash an aggregate of 9,608 shares of Stock of K&T Telecom, Inc. The Company's investment in K&T Telecom, Inc. represents a 49% interest in this privately-held corporation. The cash investment will be accounted for on the cost method of accounting. The purchase price and other terms of the investment were arrived at by negotiation between the Company and K&T Telecom, Inc. with the per share price determined by the K&T Telecom, Inc. Board of Directors in good faith based on financial and business information and other relevant factors currently known to and considered by the K&T Telecom, Inc. board members. The purchase price was paid for out of the Company's working capital. Preferred distribution: If K&T Telecom, Inc. subsequently increases its capital, TeleVideo will be given the opportunity to participate in stock issuance in order to maintain the percentage of stock currently held by TeleVideo. K&T Telecom, Inc. is a Korean company, with head office located at Dongnam Bldg. 309, Kuro-dong 437, Kuro-ku, Seoul, Republic Of Korea and the main activity is represented by manufacturing telecommunication and electronics devices.

         SYNERTEK, INC.

         In June 2000, the Company purchased for $1,000,000 in cash an aggregate of 285,714 shares of common stock of Synertek, Inc., a Nevada corporation, representing an 8% interest in this company. The cash investment will be accounted for on the cost method of accounting. The purchase price and other terms of the investment were arrived at by negotiation between the Company and Synertek, Inc. with the per share price determined by the Synertek, Inc., Board of Directors in good faith based on financial and business information and other relevant factors currently known to and considered by the Synertek, Inc., board members. The purchase price was paid for out of the Company's working capital.


         INVESTMENT IN KEYIN TELECOM CO. LTD.

         On May 12, 2000, the Company purchased an aggregate of 15,278 ordinary shares of Keyin Telecom Co. Ltd. ("Keyin"). Keyin is a private company located in Seoul, Korea, which is engaged in developing powerline communications technology. The Company's investment in Keyin represents a 5.75% interest in this corporation. The cash investment of $2,522,972 will be accounted for on the cost method of accounting. The purchase price and other terms of the investment were arrived at by negotiation between the Company and Keyin, with the per share price determined by the Keyin Board of Directors in good faith based on financial and business information and other relevant factors currently known to and considered by the Keyin board members. The purchase price was paid for out of the Company's working capital.

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


3.       LETTER OF CREDIT AGREEMENT

         The Company has one letter of credit agreement with its bank whereby the bank will issue up to a total of $1.0 million of standby and sight letters of credit. This agreement is contingent upon the Company maintaining time deposits at the bank as collateral in a total amount no less than the outstanding borrowings. At July 31, 2000 the Company had no letters of credit outstanding.


4.       RELATED PARTY TRANSACTION

         In April 2000, GEM management, Inc., a company owned by the wife of TeleVideo's chairman and chief executive officer, invested $800,000 into APT. The total commitment of the investment will be $1,000,000 in exchange for 5% equity ownership in APT.

5.       SUBSEQUENT EVENTS

         ALPHA TECHNOLOGY, INC.

         In August 2000, the Company purchased for $650,000 in cash an aggregate of 9,608 shares of Stock of Alpha Technology, Inc. The Company's investment in Alpha Technology, Inc. represents a 49% interest in this privately-held corporation. The cash investment will be accounted for on the equity method of accounting. The purchase price and other terms of the investment were arrived at by negotiation between the Company and Alpha Technology, Inc. with the per share price determined by the Alpha Technology, Inc. Board of Directors in good faith based on financial and business information and other relevant factors currently known to and considered by the Alpha Technology board members. The purchase price was paid for out of the Company's working capital.

         Televideo has the right to participate in future sales of Alpha Technology, Inc. securities to maintain its proportionate interest in this company. If Alpha Technology, Inc. increases its capital thereafter, TeleVideo will be given the opportunity to participate in the stock issuance in order to maintain the percentage of stock held currently by TeleVideo.

         Alpha Technology, Inc. is a Korean company, with head office located at 698-13 Maeng-ri , Wonsam-myon, Yongin-si, Gyeonggido, Republic Of Korea and the main activity is represented by manufacturing electronics and car accessories.

         PROMISE ENGINEERING, INC. (PEI)

         In August 2000, the Company acquired Promise Engineering, Inc., a Washington corporation for $316,433. After acquisition, PEI will become Televideo Mobile Electronics Division (TMED). Televideo has paid cash of $166,433. The difference of $150,000 shall be paid within ten (10) business days from the earliest date of occurrence of one of the three events:

         - PEI or TMED receives Non Recurring Engineering fee of $400,000 from Cartell, Inc.;
         - PEI or TMED signs a procurement contract and its first shipment of products is accepted by Cartell, Inc.;
         - PEI or TMED gross sales revenue reaches $10,000,000 in any 12 month period.

         The first portion of purchase price ($166,433) was paid for out of the Company's working capital. Televideo further warrants to PEI that Televideo will issue, transfer and convey to Kil S. Chung the first one hundred thousand (100,000) shares of the common stock of Televideo in the event of annual sales revenue of TMED reaches $10,000,000 in any 12 month period. However, Televideo may issue, transfer and convey to Kil
         S. Chang the first 100,000 shares collectively within six months of the establishment of TMED if in the sole opinion of Chairman and CEO, Dr.
         K. Philip Hwang, Mr. Chung's performance is satisfactory and acceptable. A second block of 100,000 shares of the common stock of Televideo shall be issued, transferred and conveyed to Kil S. Chang if the annual sales revenue of TMED reaches $20,000,000 in any 12 month period. When computing sales revenue of $20,000,000, the $10,000,000 sales revenue referred above shall be included. If TMED executes a non-cancelable, non-revocable procurement with Cartell, Inc. with a minimum term of three (3) or more years and the first manufacturing product shipment is accepted by Cartell, Inc. then, within thirty (30) days of the said acceptance, an additional nine hundred thousand (900,000) shares of common stock of Televideo shall be transferred and conveyed to Kil S. Chung. PEI is a research and development company, focused on cooling and heating car systems.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the quarterly periods ended July 31, 2000 and 1999. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q and in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. Some of the information in this Report contains forward-looking statements which involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Investors should read statements that contain these or similar words carefully because they (1) discuss our expectations about the Company's future performance; (2) contain projections of the Company's future operating results or of the Company's future financial condition; (3) state other "forward-looking" information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. The risk factors discussed in "Factors that may Affect Future Results," later in this Report, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Additional risks will be described from time to time in the Company's other filings with the SEC. Investors should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report and in the Company's other periodic SEC filings could have a material and adverse effect on its business, results of operations and financial condition.

GENERAL

         The Company continues to focus its efforts toward providing high-performance Windows-based terminals to the business and consumer markets. In recent years, the Company has phased out the sale of multimedia products and monitors to focus on utilizing its expertise in server-based network computing to forge new ground in delivering thin-client solutions. In November 1998, the Company launched its Windows-based terminal products and in April 1999, launched its TeleCLIENT product line. This shift in focus has been the key reason for the changes in results of operations between the three and nine months ended
July 31, 2000 and 1999.

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


RESULTS OF OPERATIONS

         COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2000 TO THE THREE MONTHS ENDED JULY 31, 1999

         Net sales for the third quarter of fiscal 2000 were $1,729,000, as compared with $1,926,000 in the third quarter of fiscal 1999, a decrease of

$197,000, or approximately 10.2%. The decrease in net sales reflects a decrease in the sales of monitors and terminals of approximately $152,000 and $435,000, respectively, from the year ago quarter, offset partially by increased sales of TeleCLIENT products of $501,000, which the Company introduced in the second quarter of fiscal 1999. Also, the sales of spare parts have decreased $136,000.

         Cost of sales was $1,614,000 in the third quarter of fiscal 2000, compared with $1,844,000 in the third quarter of fiscal 1999, a decrease of $230,000, or approximately 12.5%. As a percentage of net sales, gross margin was 6.7% in the third quarter of fiscal 2000, compared with 4.3% in the third quarter of fiscal 1999. The increase, as a percentage of sales, primarily reflects the changes in the sales structure, a larger portion been represented in the third quarter of FY 2000 by TeleCLIENT, with a gross margin higher then the old terminals.

         Total operating expenses were $1,323,000 in the third quarter of fiscal 2000 compared to $1,334,000 in the comparable period in 1999, reflecting a decrease of approximately 0.8% in 2000. This is due to the following changes:

         Sales and marketing expenses were $545,000 in the third quarter of fiscal 2000, compared with $599,000 in the third quarter of fiscal 1999. The $54,000 decrease was attributed in principal to the decrease in salary expenses in this category.

         Research and development expenses were $266,000 in the third quarter of fiscal 2000, compared with $230,000 in the second quarter of fiscal 1999, an increase of $36,000. As a percentage of net sales, research and development expenses is approximately 15.4% in the third quarter of fiscal 2000 compared with approximately 11.9% in the third quarter of fiscal 1999. The increase represents increased costs associated with the continued development of the Company's TeleCLIENT product line.

         General and administrative expenses were $512,000 in the third quarter of fiscal 2000, compared with $505,000 in the third quarter of fiscal 1999. As a percentage of net sales, general and administrative expenses were approximately 29.6% in the third quarter of fiscal 2000 compared with approximately 26.2% in the third quarter of fiscal 1999.

         The Company's loss from operations was $1,208,000 in the third quarter of fiscal 2000 compared with $1,252,000 in the third quarter of fiscal 1999.

         Interest income, net of interest expense, was $66,000 in the third quarter of fiscal 2000, compared with $125,000 in the third quarter of fiscal 1999, an decrease of $59,000.

         Other income was $84,000 in the third quarter of fiscal 2000, compared with $218,000 in the same period of fiscal 1999, an decrease of $134,000.

         In the third and second quarters of fiscal 2000, the Company sold 120,000 and 50,000 shares, respectively of CNET Networks stock that was obtained when mySimon, Inc. was purchased by CNET Networks in February 2000. The Company realized gains of $4,161,000 and $1,535,000 in the third and second quarters of fiscal year 2000 respectively, from the sale of these shares.

         Net income for the third quarter of fiscal 2000 was $3,099,000 as compared with a net loss of $931,000 in the third quarter of fiscal 1999. The net income reflected in the 2000 period was the result of the sale of the CNET stock discussed above. In the absence of that gain, the Company would have had a net loss of $1,062,000 for the quarter.

         COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2000 TO THE NINE MONTHS ENDED JULY 31, 1999

         Net sales for the first nine months of fiscal 2000 were $4,946,000, as compared with $5,635,000 in the first nine months of fiscal 1999, a decrease of $689,000, or approximately 12.2%. The decrease in net sales reflects a decrease in sales of monitors of approximately $787,000 from the year ago period and a decrease in terminal sales of approximately $777,000, offset partially by sales of TeleCLIENT products, which the Company introduced in the second quarter of fiscal 1999.

         Cost of sales was $4,622,000 in the first nine months of fiscal 2000, compared with $5,215,000 in the first nine months of fiscal 1999, a decrease of $593,000, or 11.4%. As a percentage of net sales, gross margin was approximately 6.6% in the first nine months of fiscal 2000, compared with approximately 7.5% in the first nine months of fiscal 1999. The decrease, as a percentage of sales, primarily reflects royalty expenses incurred by the Company in the first nine months of fiscal 2000 under the licensing agreement for the operating system software used in the Company's TeleCLIENT products. In the first nine months of fiscal 2000, the Company accrued $589,000 in royalty expenses. In the first nine months of fiscal 1999, the Company accrued $97,000 in royalty expenses.

         Total operating expenses, consisting of sales and marketing, research and development and general and administrative, were $4,282,000 in the first nine months of fiscal 2000 compared to $3,326,000 in the comparable period in 1999, reflecting an increase of approximately 28.7% in 2000. This reflects an increase in all categories of operating expenses, as follows:

         Sales and marketing expenses were $1,996,000 in the first nine months of fiscal 2000, compared with $1,558,000 in the first nine months of fiscal 1999. As a percentage of net sales, sales and marketing expenses increased to approximately 40.4% in the first nine months of fiscal 2000 compared with approximately 27.6% in the first nine months of fiscal 1999. The increase reflects the additional costs incurred in support of the Company's launch of its TeleCLIENT product line.

         Research and development expenses were $740,000 the first nine months of fiscal 2000, compared with $424,000 in the first nine months of fiscal 1999, an increase of $316,000. As a percentage of net sales, research and development expenses increased to approximately 15.0% in the first nine months of fiscal 2000 compared with approximately 7.5% in the first nine months of fiscal 1999. The increase represents increased costs associated with the continued development of the Company's TeleCLIENT product line.

         General and administrative expenses were $1,546,000 in the first nine months of fiscal 2000, compared with $1,344,000 in the first nine months of fiscal 1999. As a percentage of net sales, general and administrative expenses increased to approximately 31.3% in the first nine months of fiscal 2000 compared with approximately 23.9% in the first nine months of fiscal 1999. The increase is due primarily to lease expenses resulting from the sale and leaseback of the Company's headquarters facility, which lease payments are reflected in each month of the fiscal 2000 period, but only beginning in January 1999 of the prior year. Additional details about the sale and leaseback transaction are described in "Liquidity and Capital Resources," below.

         The Company's loss from operations was $3,958,000 in the first nine months of fiscal 2000 compared with $2,906,000 in the first nine months of fiscal 1999.

         Interest income, net of interest expense, was $285,000 in the first nine months of fiscal 2000, compared with $270,000 in the first nine months of fiscal 1999, an increase of $15,000.

         Other income was $549,000 in the first nine months of fiscal 2000, compared with $421,000 in the first half of fiscal 1999, an increase of $128,000. The Increase was due primarily to the rental income from subleasing the office building to APT and Telemann Inc.

         In the second and third quarters of fiscal 2000, the Company sold 170,000 shares of CNET Networks stock (from a total of 375,108 owned) that was obtained when mySimon, Inc. was purchased by CNET Networks in February 2000. These sales resulted in a gain of $5,696,000 for the first nine months of fiscal 2000.

         For the first nine months of fiscal 2000 the Company recorded a net income of $2,400,000 compared with a net loss of $2,281,000 in the first nine months of fiscal 1999. This income is due to the $5,696,000 gain from the sale of CNET shares, without it the net loss for the nine month period would have increased to $3,296,000.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2000, the Company had approximately $1,528,000 in cash and cash equivalents, a decrease of approximately $2,959,000 from the $4,487,000 on hand at October 31, 1999.

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

         Net accounts receivable were $1,033,000 at July 31, 2000, as compared with $1,523,000 at October 31, 1999, a decrease of $490,000, or approximately 32.1%. The decrease in accounts receivable reflects a greater emphasis on collection and more strict credit policies during the quarter.

         Net inventories were $1,637,000 at July 31, 2000, as compared with $1,464,000 at October 31, 1999, an increase of $173,000. The increase in inventory reflects the purchase of additional TeleCLIENT products.

         Working capital at the end of the third quarter of fiscal 2000 was $6,005,000, an increase of 7.3% from the fiscal 1999 year-end level of $5,596,000. The increase is due primarily to the common stock in CNET Networks, Inc., which the Company received in the second quarter of fiscal 2000 as a result of the acquisition of mySimon, Inc. by CNET Networks. At July 30, 2000, the Company held 205,108 shares of common stock in CNET Networks, Inc., representing a total market value of $6,140,000.

         The Company believes that, with respect to its current operations, the Company's cash balance of approximately $1,528,000 at July 31, 2000, its CNET common stock, plus revenues from operations and other non-operating cash receipts, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months.

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

         PRODUCT DEVELOPMENT. The computer market is characterized by rapid technological change and product obsolescence, often resulting in short product life cycles and rapid price declines. The Company's success will continue to depend primarily on its ability to continue to reduce costs through manufacturing efficiencies and price negotiation with suppliers, the continued market acceptance of its existing products and its ability to develop and introduce new products. There can be no assurance that TeleVideo will successfully develop new products or that the new products it develops will be introduced in a timely manner and receive substantial market acceptance. There can also be no assurance that product transitions will be managed in such a ways to minimize inventory levels and product obsolescence of discontinued products. The Company's operating results could be adversely affected if it is unable to manage all aspects of product transitions successfully.

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

         FOREIGN CURRENCY AND POLITICAL RISK. The Company markets its products worldwide. In addition, a large portion of the Company's parts and components manufacturing, along with key suppliers, are located outside the United States. Accordingly, the Company's future results could be adversely affected by a variety of factors, including without limitation, fluctuation in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of July 31, 2000, the Company had a long-term note receivable (the "Note") of approximately $2,647,000. The Company received the Note, which bears interest at a fixed rate of 7.25% per annum, as partial consideration for the sale of the Company's headquarters facility in December 1998. The interest rate on the Note is fixed over the life of the Note, with principal and interest payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to the Company on December 1, 2013.

         Because the interest rate on the Note is fixed for the term of the Note, any change in interest rates would not affect the Company's earnings or cash flows if it chose to hold onto the note, although a change in interest rates could affect the fair value of the Note if the Company chose to sell the note prior to maturity.


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

         Date:  September 14, 2000
                                            TELEVIDEO, INC.
                                            (REGISTRANT)



                                            By:    /s/ K. Philip Hwang
                                               ---------------------------------
                                                  Chairman of the Board,
                                                  Chief Executive Officer
                                                  and Chief Financial
                                                  Officer

                                                  (Principal Executive,
                                                  Financial and Accounting
                                                  Officer)