Form 10-K
period 2000-10-31
TELEVIDEO INC
filed 2001-03-01
CIK 353779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED: OCTOBER 31, 2000

                                       OR

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER: 0-11552

                                 TELEVIDEO, INC.
                      -------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 94-2383795
     -------------------------------                 -------------------
     (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                   2345 HARRIS WAY, SAN JOSE, CALIFORNIA 95131
                      -------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 954-8333
                      -------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
                      -------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $0.01 PAR VALUE
                      -------------------------------------
                                (TITLE OF CLASS)

                      -------------------------------------

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

THE APPROXIMATE AGGREGATE MARKET VALUE OF REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES ON FEBRUARY 8, 2001 (BASED UPON THE CLOSING SALES PRICE OF SUCH STOCK AS REPORTED IN THE OVER THE COUNTER MARKET AS OF SUCH DATE) WAS $3,550,365.

AS OF FEBRUARY 8, 2001, 11,307,000 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the Registrant's Definitive Proxy Statement to be used in connection with Registrant's Annual Meeting of Stockholders to be held on April 17, 2001 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

         (The remainder of this page was left blank intentionally.)

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended October 31, 2000 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the company's operations and other such matters are forward-looking statements. These kinds of statements are signified by words such as "believes," "anticipates," "expects," "intends," "may," "will", and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the company, changes in law or regulations and other factors, many of which are beyond control of the company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

              (Remainder of this page was intentionally left blank)

                                TABLE OF CONTENTS

PART I

Item 1.   Business.......................................................................................... 3
Item 2.   Properties........................................................................................ 9
Item 3.   Legal Proceedings.................................................................................10
Item 4.   Submission of Matters to a vote of Security Holders...............................................10
Supplemental Item. Executive Officers of the Company....................................................... 10


PART II

Item5.   Market for Registrant's Common Stock and Related Stockholder Matters...............................11
Item6.   Selected Financial Data............................................................................12
Item7.   Management's Discussions and Analysis of Financial Condition and Result of Operations..............13
Item7A.  Quantitative and Qualitative Disclosures about Market Risk.........................................17
Item 8.  Financial Statements and Supplementary Data........................................................17
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............40


PART III

Item 10. Directors and Executive Officers of the Registrant...........................................Proxy  5
Item 11. Executive Compensation.......................................................................Proxy 10
Item 12. Security Ownership of Certain Beneficial Owners and Management...............................Proxy  8
Item 13. Certain Relationships and Related Transactions...............................................Proxy 11


PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K...................................41
Signatures..................................................................................................42

INTRODUCTORY STATEMENT

References in this Form 10-K to "TeleVideo," the "Registrant", "We" or the "Company" refer to TeleVideo, Inc. and its subsidiaries unless the context indicates otherwise. This report contains registered and unregistered trademarks of other companies.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Founded in 1975, TeleVideo is a market leader providing innovative high performance terminal and network computer products to the business and consumer markets. The Company markets its products worldwide primarily through distributors, value-added resellers ("VARs"), systems integrators and original equipment manufacturers "OEMs").

The Company first became a leader in the video display terminal industry by introducing a new generation of "smart" terminals based on the Intel microprocessor at a time when dumb terminals were the industry standard. TeleVideo holds a number of proprietary terminal emulations, including the TV910 and TV9425, which have been an industry standard for more than 15 years and are currently used in millions of terminals worldwide. Today, TeleVideo is utilizing its expertise in server-based network computing to forge new ground in delivering thin-client solutions. Thin-client is used to define a terminal category which doesn't have local storage devices, all the data been saved on the server.

PRODUCTS

TeleCLIENT Family

TeleVideo's TeleCLIENT products consist of a family of thin-client Windows-based terminals. The TC7000 is a stand alone design that can be connected to a variety of monitors to meet specific needs. The TC7150 and TC7170 are integrated units with 15 and 17-inch color CRT monitors, respectively. The TeleCLIENT TC7300 Series is a fully integrated Windows-based thin-client with a built-in high-resolution thin film transistor (TFT) LCD screen. Bundled as an all-in-one design, the TC7300 Series is designed for use in limited workspaces.

The TeleCLIENT family of products is designed for use in the healthcare; government, education, retail and other task-oriented client/server based computing environments. TeleVideo's thin-clients are accelerated by a Pentium-class 233MHz microprocessor. Windows CE powers TeleCLIENT thin-clients, which enable fast and easy access to business-critical applications.

The TeleCLIENT family of products also provides flexibility to choose the Remote Desktop Protocol that executes either the Windows NT 4.0 Terminal Server Edition, or the Citrix ICA protocol through Citrix MetaFrame or WinFrame. Windows CE gives the TC7005, TC7150, TC7170 and the TC7300 Series server-side access to popular Windows-based business applications such as the Microsoft Office suite and Java, as well as the Internet.

In September 2000 TeleVideo launched the new TeleManager 2.2 software that provides complete remote administration of TeleClients from one central location.

Video Display Terminals

The 990 is a general-purpose terminal with ASCII, ANSI and PC TERM operating modes. For maximum versatility and flexibility, the terminal is compatible with a wide variety of keyboard styles and allows users to interface to a bar code scanner, wand reader, credit card reader, electronic scale or other specialized keyboards for point-of-sale or point-of-transaction processing.

The TeleVideo 995-65 14-inch monochrome terminal allows the user
AlphaWindowing capability at a non-windowing price for new or existing software applications. The windows capability provides increased productivity for applications running on UNIX. The 995 also has a power management screen saver, which protects the environment and promotes energy conservation.

iTelePC

TeleVideo's iTelePC iT2000 is an "internet appliance," a new and relatively low-cost PC, designed for Internet access and specialized business use, but without the full capabilities of a personal computer. The iTelePC iT2000 comes integrated with a 15-inch monitor that brings the Internet to the household or business in a small, easy-to-use design. Powered by Microsoft Windows CE, the 233 MHz iT2000 comes with no set-up required.

PRODUCT DEVELOPMENT

TeleVideo serves markets that are characterized by rapid technological change and the Company has continuous ongoing programs to develop new products. Although the Company's research and development staff consists of 8 employees as of January 8, 2001, engineers from participating companies support various joint projects of the Company. During fiscal 2000, TeleVideo spent approximately $0.9 million on Company-sponsored research and development. Company-sponsored research and development expenses for fiscal 1999 and 1998 were approximately $0.6 million and $0.4 million, respectively. The Company did not engage in any customer-sponsored research and development program during such years.

Because of the fast pace of technological advances, the Company must be prepared to design, develop and manufacture new and more powerful low-cost products in a relatively short time. TeleVideo believes it has had mixed success to date in accomplishing these goals simultaneously. Like other companies in the computer industry, it will continue to experience delays in completing new product design and tooling. There is no assurance that the Company will be able to design and manufacture new products, including its iTelePC and TeleCLIENT family of products that respond to the rapid changes in the marketplace.

SALES, MARKETING AND CUSTOMERS

North American sales are handled from TeleVideo sales offices located in San Jose, California; Lake Forest, California and Hoffman Estates, Illinois. Products are sold through distributors, mass merchants, retail stores, VARs, systems integrators and OEMs. In July and August 2000 the Company closed its sales offices in Wharton, New Jersey, Gainesville, Georgia and Dallas, Texas.

Products sold in Europe, Asia Pacific, Africa and Latin America are handled by the Company's office in San Jose, California through distributors, OEMs and international representatives. The Company also appointed, in fiscal 2000, an agent in the United Kingdom to manage existing customer relationships and to build new ones throughout Europe.

TeleVideo distributors generally do not have exclusive geographic territories. Either party can generally terminate distributor contracts without cause upon advanced written notice of 30 days or 60 days. TeleVideo's distributors typically handle a variety of computer-related products, including products competitive with those of TeleVideo. The typical distribution arrangement requires the distributor to purchase TeleVideo products with certain limited stock rotation rights. Distributors may also exercise price protection rights should the Company's product price be reduced.

TeleVideo, through its headquarters' marketing and supporting staff, continues to work closely with its distributors, mass merchants, retail stores, VARs, systems integrators and original OEMs. TeleVideo's marketing staff also provides the customers with training, sales and promotional materials, cooperative advertising programs, trade show participation and sales leads. The marketing organization also leads the product marketing role giving direction to product management and competitive positioning. The Company spent approximately 3% ($0.2 million), 9% ($0.7 million) and 7% ($1.1 million) of its net revenues on advertising in fiscal 2000, 1999 and 1998, respectively.

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

For the fiscal year ended October 31, 2000, TeleVideo's largest customer (Savior, Inc.) accounted for 12% of the Company's sales. In July of 2000, Savoir was acquired by Avnet. The terms of the Company's sales to Avnet and the sales volume has remained the same since the acquisition of Savoir by Avnet and we expect the volume of sales to Avnet to be at the same level or to increase during the next 12 months. TeleVideo's sales terms are typically net 30 or net 45 days.

INTERNATIONAL SALES

The Company had export sales (primarily to Europe, Asia and Latin America) of approximately $2.4 million in fiscal 2000 (representing 34.0% of total net sales), $1.6 million in fiscal 1999 (19.4% of total sales) and $2.1 million in fiscal 1998 (14.0% of total net sales). In fiscal 2000, the Company appointed an agent in the United Kingdom to manage existing customer relationships and to build new ones throughout Europe. The Company is evaluating the feasibility of establishing a fully equipped TeleVideo presence in Europe but has made no commitments in this regard.

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

JOINT VENTURE AND INVESTMENT ACTIVITY

Equity Method

Applied Photonics Technology, Inc.

On April 16, 1997, the Company entered into a Common Stock Purchase Agreement with Applied Photonics Technology, Inc. (APT), a California corporation, whereby the Company purchased a 30% interest in APT for $3.0 million.

During the fiscal year ended October 31, 1998, the Company wrote off its equity investment, related goodwill, and note receivable of approximately $4.1 million. During 1999, the Company granted and wrote off loans and advances to APT totaling $426,000. The Company has not guaranteed any obligations of APT and has made no commitments to provide additional financial support to APT.

Mulix, Inc.

On February 2000, the Company purchased for $1,000,000 in cash an aggregate of 14,269,230 shares of unregistered Series A Convertible Preferred Stock of Mulix, Inc., a Delaware corporation. The Company's investment in Mulix represents a 35% interest in this privately held corporation. The investment is accounted for on the equity method of accounting.

Mulix was dissolved effective November 30, 2000. Thus, the entire investment was written off as of October 31, 2000.

K&T Telecom, Inc.

In July 2000, the Company purchased for $600,000 in cash an aggregate of 9,608 shares of stock of K&T Telecom, Inc. K&T Telecom, Inc. is a Korean company; and its main activity is manufacturing telecommunication and electronics devices, including hands-free accessory and collision sensors. The Company's investment in K&T Telecom, Inc. represents a 49% interest in this privately held corporation. The investment is accounted for on the equity method of accounting.

If K&T Telecom, Inc. subsequently increases its capital, TeleVideo will be given the opportunity to participate in the stock issuance in order to maintain the percentage of stock currently held by TeleVideo.

Alpha Technology, Inc.

In August 2000, the Company purchased for $650,000 in cash an aggregate of 9,608 shares of Stock of Alpha Technology, Inc. Alpha Technology, Inc. is a Korean company; manufacturing electronic and car accessories, including two way car alarm systems. The Company's investment in Alpha Technology, Inc. represents a 49% interest in this privately held corporation. The investment is accounted for on the equity method of accounting.

TeleVideo has the right to participate in future sales of Alpha Technology, Inc. securities to maintain its proportionate interest in this company. If Alpha Technology, Inc. increases its capital thereafter, TeleVideo will be given the opportunity to participate in the stock issuance in order to maintain the percentage of stock held currently by TeleVideo.

COST METHOD

mySimon, Inc.

In September 1998, the Company invested $1 million in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock.

On February 29, 2000, CNET Networks, Inc. (formerly, CNET, Inc. or "CNET") completed the acquisition of mySimon, Inc. As a result of this acquisition, the Company received 375,108 shares of common stock of CNET in exchange for 100% of its interest in mySimon, Inc. During same period of time, the Company also adjusted its balance sheet to reflect the conversion to a marketable security. The cost method used to book the investment in mySimon was changed to market value method in accordance with SFAS 115 to record the investment in CNET stock.

During the fiscal year 2000, the Company recognized gains from the sales of CNet stocks of $10.1 million. On January 11, 2001, The Company owned approximately 39,800 shares of CNET common stock and the market value was approximately $14.00per share.

Koram, Inc.

In February 1998, the Company purchased a 50% interest in Koram, Inc, a Korean restaurant venture. This investment was accounted for under the equity method of accounting. During 2000, the Company decided to discontinue its participation in this joint venture. The Company's venture partner agreed to transfer the funds for our participation into the TeleVideo account when the exchange rate Korean Won and US Dollar will be the most advantageous. As such, the Company accounts for this investment under the cost method of accounting.

Biomax Co., Ltd.

On May 12, 2000, the Company purchased for a cash investment of $917,431 an aggregate of 45,000 ordinary shares of Biomax Co., Ltd. ("Biomax"). Biomax is a startup company, with its principal offices located in Seoul, Korea, engaged in developing an herbal product to help lower cholesterol levels in humans. Its existing technology was developed by and obtained from the Korean Research Institute of Bioscience and Biotechnology. The Company's investment in Biomax represents a 15% interest in this privately held corporation. The investment is accounted for on the cost method of accounting.

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

Keyin Telecom Co. Ltd.

On May 12, 2000, the Company purchased for $2,522,972 an aggregate of 15,278 ordinary shares of Keyin Telecom Co. Ltd. ("Keyin"). Keyin is a private company located in Seoul, Korea, which is engaged in developing power line technology for electricity transportation. The Company's investment in Keyin represents a 5.75% interest in this corporation. The investment is accounted for on the cost method of accounting.

The Company has the right to participate in future sales of Keyin securities to maintain its proportionate interest in Keyin. In the event the Company wants to sell all or a portion of its shares, it has given Keyin and its controlling shareholder, who is also its President and Chief Executive Officer, a right of first refusal to purchase the shares.

Keyin also agreed to keep the Company expressly advised regarding certain specified kinds of events and transactions that could materially impact Keyin's business, capital structure and financial condition. Keyin has agreed that it will not transfer its power line communications ("PLC") technology to a third party without the prior written consent of the Company, except in the context of a strategic technology transfer agreement approved by the Keyin Board. The restrictions and promises in the agreement will terminate at such time as the Company has sold at least 70% of the shares it acquired under the agreement.

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

Synertek, Inc.

In June 2000, the Company purchased for $1,000,000 in cash an aggregate of 285,714 shares of common stock of Synertek, Inc., a Nevada corporation, representing an 8% interest in this company. Synertek, Inc. manufactures and sells handheld digital multimedia and communications appliances. The cash investment is accounted for on the cost method of accounting.

Ningbo China

In October 2000, the Company invested $1,000,000 in Televideo (China) Co., Ltd. (Ningbo China) for a 10% interest. The Company has agreed to invest an additional $2,000,000 in December 2000. The total investment will represent a 30% interest in this company, which will manufacture computer terminals and monitors. This investment is currently accounted for using the cost method.

The investment agreement also provides for the use of TeleVideo's technical production skill of terminal products. For the use of this technology Ningbo China will pay the Company $2.5 million dollars over two years as follows:
$1.2 million is to be received in December 2000 and the remaining $1.3 million in two installments of $650 thousand in June 2001 and June 2002. For this money we will give to Nimbo China the right to use our technology and we will provide professional training for the use of this technology. The most important technology is related to the processor used for TeleClient.

During December 2000, the Company invested $2,000,000 in Ningbo China for an additional 20% ownership interest. Accordingly in December 2000, the Company changed its method of accounting for this investment to the equity method.

During December 2000, the Company received approximately $1,000,000 from Ningbo China. During January 2001, the Company received an additional $120,000 from Ningbo China.

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

PRODUCTION

The Company subcontracts substantially all of the manufacturing of its products to manufacturers in Taiwan, the People's Republic of China and South Korea. The testing, inspection and some minor assembly work are done at our California headquarters. We believe our current facilities in California will continue to be adequate for our purposes for the foreseeable future.

The Company's largest supplier accounted for approximately 54% (approximately $2.3 million) of net purchases in fiscal 2000. Loss of this supplier might have an adverse effect on the product supply of the Company. The Company believes, however, that in most cases, alternative sources of supply could be arranged as and when needed by the Company. To date, TeleVideo has not experienced any significant difficulties or delays in production of its products.

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

EMPLOYEES

As of January 15, 2001, the Company's full-time employees totaled 38, as compared with 43 reported at the end of fiscal 1999. Of the total number of employees, 18 are engaged in product research, engineering, development and manufacturing; 12 in marketing and sales and 8 in general management and administration. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical, marketing and management personnel.

None of the Company's employees are subject to a collective bargaining agreement or represented by a union, and the Company has never experienced a work stoppage. We believe that our employee relations are good.

ITEM 2.  PROPERTIES

The Company's headquarters, research and development and administrative operations are housed in a 69,630 square foot building located on 2.5 acres in San Jose, California. On December 28, 1998, the Company sold the building and has leased it back. The aggregate monthly lease amounts are $104,000. Please refer to Note 9 of the financial statements ("Sale and Leaseback of Building") for additional details. The lease expires on December 31, 2013.

The Company leases domestic sales offices in Hoffman Estates, Illinois and Lake Forest, California. Both are month-to-month tenancy leases. Management believes that the Company would be able to secure an extension to the leases if such extensions are deemed necessary in the future. Both leases are accounted for as operating leases.

         (The remainder of this page was left blank intentionally.)

ITEM 3.  LEGAL AND OTHER PROCEEDINGS

LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS

The following sets forth certain information with regard to executive officers of TeleVideo (ages are as of January 10, 2001):

Executive Officer                Age                 Position
-----------------                ---                 --------
Dr. K. Philip Hwang               65        Chairman of the Board and Chief
                                            Executive Officer, acting Principal Financial and Accounting Officer
                                            TeleVideo, Inc.
Jun Keun Yum                      49        Vice President of Operations, Chief Technology Officer and
                                            Director of Sales
                                            TeleVideo, Inc.

----------------

Dr. K. Philip Hwang, age 65, is the founder of the Company and has been Chairman of the Board and Chief Executive Officer since October 1976. From August 1990 to April 1991 and from June 2000 to present, he has served as the Acting Chief Financial Officer. Dr. Hwang is also a member of the Board of Directors of Biomax Co., Ltd.

Jun Keun Yum, age 49, joined TeleVideo in January 1999 as Vice President of Operations and Chief Technology Officer. From February 2000 to present, he served as the Vice President of Sales. Mr. Yum was a General Manager and Executive Director of Samsung Electronics Co., Ltd., Seoul, Korea from January 1993 to December 1998. From October 1986 to December 1992, he was co-founder and President of Pixelab, Inc. of Lisle, Illinois. Mr. Yum has a BS degree in Electrical Engineering from Han Yang University of Seoul, Korea and an MS degree in Electrical Engineering from Illinois Institute of Technology.

         (The remainder of this page was left blank intentionally.)

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

                                             HIGH                   LOW
                                         --------               -------
FISCAL 1999:
        First Quarter                    $1.0000                $0.6250
        Second Quarter                    1.0938                 0.3750
        Third Quarter                     1.0312                 0.3750
        Fourth Quarter                    0.8125                 0.5625

FISCAL 2000:
        First Quarter                    $3.0000                $0.5312
        Second Quarter                    3.0000                 0.7500
        Third Quarter                     1.0625                 0.5938
        Fourth Quarter                    0.8750                 0.4062

On February 7, 2001 there were 746 holders of record of the Company's Common Stock and the closing price of the Company's common stock in the over-the-counter market was $0.315 per share.

The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company presently intends to retain any earnings for use in its business.

         (The remainder of this page was left blank intentionally.)

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data reflect the continuing operations of TeleVideo for the fiscal years ended October 31, 2000 through 1996. The data below has been derived from the Company's audited consolidated financial statements for the fiscal years presented and should be read in conjunction with such audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein.

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED OCTOBER 31,
                                          -------------------------------------------------------------------
                                            2000          1999          1998(5)        1997(5)         1996
                                          --------      --------      ----------     ----------      --------
Statement of Operations Data:

Net sales                                 $  6,974      $  8,070       $ 14,751       $ 19,884       $ 21,576
    Operating loss                          (4,918)       (4,570)        (4,727)        (3,115)        (4,638)

Net income (loss)                            4,627(1)     (3,707)        (8,881)(2)     (3,444)(3)     (2,993)(4)
    Net income (loss) per share
       Basic and diluted                      0.41         (0.33)         (0.79)         (0.31)         (0.26)

Balance Sheet Data:

Cash and cash equivalents                 $  3,261      $  4,487       $  1,640       $  3,604       $  4,496
Working capital                              4,881         5,596          2,533          9,208         13,239
Total assets                                23,349        18,317         10,433         17,692         23,014
Stockholders' equity                         8,316         2,504          6,211         15,062         18,468

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying Notes to Consolidated Financial Statements for a discussion of operating results, liquidity needs and acquisitions and dispositions during the periods.

   (1) INCLUDES NET GAINS FROM THE SALES OF C-NET STOCKS OF $10,059,000.

   (2) INCLUDES NET LOSS FROM INVESTMENT IN APT VENTURE OF $4,076,903.

   (3) INCLUDES NET GAINS(LOSS) FROM THE FOLLOWING (IN THOUSANDS):



           (A) LOSS FROM INVESTMENT IN APT VENTURE                $ (623)
           (B) GAIN FROM RUSSIAN INVESTMENT                          100
           (C) GAIN FROM TAX SETTLEMENT                              250
           (D) KOREAN CURRENCY VALUATION ADJUSTMENT                 (115)
           (E) LOSS FROM WRITE-OFF OF TLK                           (150)
                                                                  ------
                                                                  $ (538)
                                                                  ======

   (4) INCLUDES NET GAIN FROM THE SALE OF INTERTERMINAL JOINT VENTURE INTEREST OF $1,370,000.


   (5) AMOUNTS REFLECTS RESTATEMENT IN 1998 TO WRITE OFF COMPANY'S INVESTMENT IN THREE H AND TLK DUE TO IMPAIRMENT IN 1996 AND 1997 RESPECTIVELY.

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

In August 2000 the Company acquired Promise Engineering, Inc., subsequently renamed TeleVideo Mobile Electronics Division, which provides a channel for products produced by Televideo investees (Alpha and K&T). These products are represented by car accessories, which includes car alarms and hands-free phone accessories. The new product line did not have significant operations in 2000. For more details, please see Note 5 "Acquisition" from Notes to Consolidated Financial Statements.

The Company faces strong competition in the marketplace and continues to look for ways to improve operating efficiency. In order to lower the production costs, the Company has continued to negotiate with its suppliers and has also shifted many production processes overseas to subcontractors.

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

Net sales for fiscal year 2000 were approximately $7.0 million, compared with $8.1 million in fiscal 1999, a decrease of $1.1 million, or 14%. In fiscal 2000, monitor and multimedia sales totaled $58,000 as compared with fiscal 1999, when sales of monitors and multimedia products totaled $1.0 million. Sales of terminals decreased in fiscal 2000 to $4.5 million from $6.0 million in fiscal 1999, a decrease of 25%. This decrease reflects the Company focus on the sales of its new TeleClient, instead of the old terminals. The sales of TeleClient were approximately $2.1 million in the year 2000, compared with $89,000 in the year 1999.

Cost of sales for fiscal year 2000 was approximately $6.4 million, compared with $8.1 million in fiscal 1999, a decrease of $1.7 million, or 21%. Cost of sales as a percentage of net sales also decreased to 92% in 2000 from 100% in 1999. The decrease of cost of sales as a percentage of total sales in 2000, is due in principal to the decrease in sales of multimedia and monitors, products with a low gross margin and a $0.4 million expense for inventory obsolescence recorded during 1999.

Sales and marketing expenses for fiscal year 2000 were approximately
$2.5 million, compared with $2.2 million in fiscal 1999, an increase of $0.3 million, or 14%. As a percentage of net sales, sales and marketing expenses increased to 36% in fiscal 2000 from 27% in fiscal 1999. The increase primarily represents costs incurred by the Company for promoting its new TeleCLIENT product line.

Research and development expenses were $0.9 million in fiscal 2000, compared with $0.6 million in fiscal 1999. As a percentage of net sales, research and development expenses increased to 13% in fiscal 2000 compared with 7% in fiscal 1999. The increase represents increased costs associated with the continued development of new products, including the Company's TeleCLIENT product line.

General and administrative expenses were $2.1 million in fiscal 2000, compared with $1.8 million in fiscal 1999, an increase of $0.3 million or 17%. As a percentage of net sales, general and administrative expenses were 30% in fiscal 2000, compared with 22% in 1999. This increase is due principally to the write off of accounts receivable in the amount of over $0.4 million in 2000.

The Company's loss from operations was approximately $4.9 million in fiscal 2000 as compared with $4.6 million in fiscal 1999.

Other income was $9.6 million in fiscal 2000 as compared with $0.5 million in fiscal 1999. Other income represents primarily the gain from CNET stock sales of approximately $10.1 million, partially offset by the write off of the investment in Mulix, an equity method investee, in the amount of $1.0 million.

The net income for fiscal year 2000 was approximately $4.6 million, compared with a net loss of $3.7 million in fiscal 1999, an increase of $8.3 million, or 224%. This increase is due to the gain from CNET stock sales, partially offset by the loss from operations.

An income tax of $0.1 million was recorded in fiscal 2000, as the Company was required to pay income taxes generated on sale of CNET stock. The Company's utilization of net operating loss carryovers was limited and therefore the gains of sales from CNET stock generated alternative minimum tax liability. The Company has approximately $90.0 million in federal net operating loss and credit carryovers and approximately $5.0 million in state net operating loss carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carry forwards since realization of any such benefit is not assured.

Net income per share in fiscal 2000 was $0.41 based on 11,307,000 weighted average shares outstanding, compared to a net loss per share in fiscal 1999 of ($0.33) based on 11,271,000 weighted average shares outstanding.

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales for fiscal year 1999 were approximately $8.1 million, compared with $14.8 million in fiscal 1998, a decrease of $6.7 million, or 45%. The decrease in net sales reflects the Company's continued shift away from the sale of monitors and multimedia products. In fiscal 1999, monitor and multimedia sales totaled $1.0 million as compared to in fiscal 1998, when sales of monitors and multimedia products totaled $6.3 million. Sales of terminals decreased in fiscal 1999 to $6.0 million from $7.5 million in fiscal 1998.

Cost of sales for fiscal year 1999 was approximately $8.1 million, compared with $13.4 million in fiscal 1998, a decrease of $5.3 million, or 40%. However, cost of sales as a percentage of net sales increased from 92% in 1998 to 100% in 1999. The increase in cost of sales as a percentage of sales in 1999 is due in part to royalty payments that the Company began making in fiscal 1999 under a licensing agreement for the operating system software used in the Company's TeleCLIENT products, which the Company began selling in fiscal 1999. The Company also recorded a provision for obsolescence in the fourth quarter of fiscal 1999 for multimedia products and monitors, which the Company is in the process of phasing out.

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

General and administrative expenses were $1.8 million in fiscal 1999, compared with $3.3 million in fiscal 1998, a decrease of $1.5 million or 45%. As a percentage of net sales, general and administrative expenses were 22% in fiscal 1999 and 1998. In fiscal 1999, the Company began incurring lease expenses from the sale and leaseback of the Company's headquarters facility. Additional details about the sale and leaseback transaction can be found in "Liquidity and Capital Resources" and in Note 9 to the financial statements, "Sale and Leaseback of Building." In fiscal 1998, the Company incurred a charge of approximately $2.0 million to reflect a write-off of its accounts and notes receivable from Applied Computer Technology, Inc.

The Company's loss from operations was approximately $4.6 million in fiscal 1999 as compared with $4.7 million in fiscal 1998.

Other income, net, was $0.5 million in fiscal 1999, as compared with other expense, net, of $4.2 million in fiscal 1998. Other income includes the amortization of the deferred gain on the December 1998 sale of the Company's building offset by interest expense on the related capital lease and the write off of the Company's investment in Applied Photonics Technology, Inc of approximately $4.1 million.

The net loss for fiscal year 1999 was approximately $3.7 million, compared with a net loss of $8.9 million in fiscal 1998, a decrease of $5.2 million, or 58%.

Net loss per share in fiscal 1999 was $0.33 based on 11,271,000 weighted average shares outstanding, compared to a net loss per share in fiscal 1998 of $0.79 based on 11,268,000 weighted average shares outstanding.

An income tax credit of $0.4 million was recorded in fiscal 1999 as the Company reduced its tax liability originally set up for various tax exposure. The Company had approximately $102 million in federal net operating loss and credit carryovers and approximately $34 million in state net operating loss carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carry forwards since realization of any such benefit is not assured.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2000, the Company had $3.3 million in cash and cash equivalents versus $4.5 million at October 31, 1999. The decrease is due in principal to the investments in affiliates and to the loss from operations in fiscal 2000.

Approximately $1.0 million money market funds were pledged as collateral for comparable amounts of stand-by and sight letters of credit. At October 31, 2000, the Company had no outstanding letters of credit, which were secured by the pledged deposits under this agreement.

In March 2000, the Company received approximately 375,000 shares of CNET common stock, when CNET acquired the Internet company, mySimon, an investment made in 1998. During the fiscal year 2000, TeleVideo sold approximately 335,000 shares of CNET stock, the proceeds of which aggregated $10,953,000.

In December 1998, the Company sold its 69,360 square foot headquarters building in San Jose, California, including land and improvements, to TVCA, LLC, an unaffiliated Delaware limited liability company ("TVCA") for $11.0 million. The nature of the consideration was $8.25 million in cash and a $2.75 million promissory note. The note bears interest at 7.25% per annum. Principal and accrued interest are payable in equal monthly installments of $21,735 on the first day of each month, commencing January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest is due and payable to the Company on December 1, 2018.

The Company concurrently leased back this facility over a 15-year lease term expiring in December 2013. The land component has been recorded as an operating leaseback. The building component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation was recorded at the fair value of approximately $6.27 million. Accumulated amortization on the building as of October 31, 2000 and 1999 was $0.787 million and $0.35 million, respectively. As a result of the sale for $11.0 million, a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates
$3.44 million, is being amortized over the 15-year lease life on the straight-line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized over the leased building asset life, which has been determined to be the 15-year lease term, on a straight-line method.

Working capital at the end of the fiscal 2000 was approximately $4.9 million, a decrease of $0.7 million, or 13%, from the fiscal 1999 year-end level of approximately $5.6 million, primarily as a result of the investments in affiliates made during the fiscal year 2000 and the loss from operations, offset partially by the proceeds from the sale of shares of CNet stock.

The Company believes that, with respect to its current operations, the Company's cash balance of approximately $3.3 million at October 31, 2000, plus revenues from operations and other non-operating cash receipts, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months. In addition, our chief executive officer, Dr. K. Philip Hwang, has pledged to provide up to $500,000 in funds for working capital purposes.

Operating and non-operating cash receipts for the next twelve months will be from the following: cash return from investments in NINGBO China, rental income from the subleasing of a part of headquarter space, notes receivable. Also, the sale of the inventory of $1.0 million of new mobile electronics products, which just received all the necessary approvals (FCC, etc.) and will begin to be shipped to the customers, will be another source of cash.

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

SINGLE SOURCED PRODUCTS

The Company generally utilizes standard parts and components available from multiple suppliers. However, certain parts and components used in the Company's products are obtained from a single source. If contrary to its expectations, the Company is unable to obtain sufficient quantities of any single-sourced components, the Company will experience delays in product shipments.

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

FACTORS THAT COULD AFFECT STOCK PRICE

The market price of TeleVideo's common stock could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the computer technology industry, as well as general economic conditions and other factors external to the Company. In fiscal 2000, the highest price for TeleVideo shares of stock was $3.00, and the lowest price was $0.41.

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

INVESTMENTS IN AFFILIATES

Investments in affiliates represent approximately 29% of the Company's total assets at October 31, 2000. As a result, the Company's success will be adversely affected if the investees fail to execute their business plans. If there is an impairment in the carrying value of the affiliate investments the Company will reduce the carrying value of such investments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its exposure to market risk for changes in interest rates is not significant because the Company's investments are limited to highly liquid instruments with maturities of three months or less. At October 31, 2000, the Company has approximately $3.3 million classified as cash and equivalents. The Company is also subject to equity price risk related to its investments in marketable securities. At October 31, 2000, the Company owned approximately 39,800 shares of CNET common stock. As of October 31, 2000, the estimated fair value of these marketable securities was approximately $1,259,000. All of the Company's transactions with international customers and suppliers are denominated in US dollars.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                PAGE NO.
                                                                                IN 10-K
                                                                                --------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.............................     20

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets...............................................     21

     Consolidated Statements of Operations.....................................     22

     Consolidated Statement of Stockholders' Equity............................     23

     Consolidated Statements of Cash Flows.....................................     24

     Notes to Consolidated Financial Statements................................     25

                  (Remainder of page left blank intentionally)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
TeleVideo, Inc.


We have audited the accompanying consolidated balance sheets of TeleVideo, Inc. and Subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleVideo, Inc. and Subsidiaries as of October 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ GRANT THORNTON LLP
-----------------------


San Jose, California
January 11, 2001

                               TELEVIDEO, INC.
                         CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                OCTOBER 31,
                                                                                           ---------------------
                                                                                             2000         1999
                                                                                           --------     --------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (including restricted cash
    of $1,000 in 2000 and 1999)                                                            $  3,261     $  4,487
  Accounts receivable, less allowance of
    $145 in 2000 and $1,383 in 1999                                                           1,560        1,523
  Inventories                                                                                 1,239        1,464
  Prepayments and other                                                                         761          987
  Marketable Securities                                                                       1,259            -
  Notes receivable - current                                                                     73           67
                                                                                           --------     --------
      Total current assets                                                                    8,153        8,528

PROPERTY, PLANT AND EQUIPMENT:
  Production equipment                                                                          669          624
  Office furniture and equipment                                                              1,128        1,101
  Leased property under capital lease                                                         6,270        6,270
                                                                                           --------     --------
                                                                                              8,067        7,995
  Less accumulated depreciation and amortization                                              2,401        1,959
                                                                                           --------     --------
      Property, plant and equipment, net                                                      5,666        6,036

OTHER ASSETS                                                                                    166            -
INVESTMENTS IN AFFILIATES                                                                     6,807        1,117
NOTE RECEIVABLE, LESS CURRENT PORTION                                                         2,557        2,636
                                                                                           --------     --------
      Total assets                                                                         $ 23,349     $ 18,317
                                                                                           ========     ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Obligation under capital lease - current                                                 $    296     $    270
  Accounts payable                                                                              808          964
  Accrued liabilities                                                                         1,238        1,160
  Income taxes                                                                                   85            0
  Deferred gain on sale of land and building - current                                          845          538
                                                                                           --------     --------
      Total current liabilities                                                               3,272        2,932

  Obligation under capital lease, less current portion                                        5,516        5,812
  Deferred gain on sale of land and building, less current portion                            6,245        7,069
                                                                                           --------     --------
      Total liabilities                                                                      15,033       15,813
                                                                                           --------     --------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value;
   Authorized - 75,000,000 shares
   Outstanding - 11,309,772 and 11,271,085 shares at October 31, 2000                           454          453
      and 1999, respectively (net of 120,000 treasury shares in 2000 and 1999)
   Additional paid-in capital                                                                95,734       95,703
   Accumulated other comprehensive income, net of tax                                         1,153            -
   Accumulated deficit                                                                      (89,025)     (93,652)
                                                                                           --------     --------
      Total stockholders' deficit                                                             8,316        2,504
                                                                                           --------     --------
      Total liabilities and stockholders' deficit                                          $ 23,349     $ 18,317
                                                                                           ========     ========

   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            YEARS ENDED OCTOBER 31,
                                                                     --------------------------------------
                                                                       2000           1999           1998
                                                                     --------       --------       --------
NET SALES                                                            $  6,974       $  8,070       $ 14,751

COST OF SALES                                                           6,403          8,082         13,381
                                                                     --------       --------       --------

GROSS PROFIT (LOSS)                                                       571            (12)         1,370

OPERATING EXPENSES:
  Sales and marketing                                                   2,530          2,183          2,438
  Research and development                                                890            598            370
  General and administration                                            2,069          1,777          3,289
                                                                     --------       --------       --------
      Total operating expenses                                          5,489          4,558          6,097
                                                                     --------       --------       --------

      Loss from operations                                             (4,918)        (4,570)        (4,727)

EQUITY IN (LOSS) GAIN OF AFFILIATES                                    (1,000)             7         (4,077)

GAIN ON SALE OF SECURITIES                                             10,059              -              -

REALIZED GAIN ON SALE-LEASEBACK                                           517            470              -

INTEREST EXPENSE                                                         (433)          (444)           (98)

OTHER INCOME (EXPENSE), NET                                               498            469             21
                                                                     --------       --------       --------

  Income (Loss) before income taxes                                     4,723         (4,068)        (8,881)
Income Tax Expense (Benefit)                                               96            361              -
                                                                     --------       --------       --------

      Net Income (loss)                                              $  4,627       $ (3,707)      $ (8,881)
                                                                     ========       ========       ========

Net income (loss) per share, basic and diluted                       $   0.41       $  (0.33)       $ (0.79)
                                                                     ========       ========       ========

Shares used in computing basic net earnings (loss) per share           11,302         11,271         11,268
                                                                     ========       ========       ========

Shares used in computing diluted net earnings (loss) per share         11,307         11,271         11,268
                                                                     ========       ========       ========


     The accompanying notes are an integral part of these financial statements.

                                  TELEVIDEO, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN THOUSANDS)
                          THREE YEARS ENDED OCTOBER 31, 2000

                                                                                      ACCUMULATED
                                         COMMON STOCK     ADDITIONAL                     OTHER           TOTAL
                                       ----------------    PAID IN     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                       SHARES    AMOUNT    CAPITAL       DEFICIT         INCOME         EQUITY           INCOME
                                       ------    ------   ----------   -----------   -------------   -------------   -------------
Balance, October 31, 1997              11,255    $  450   $   95,676   $   (81,064)  $           -   $      15,062   $           -

Exercise of employee stock options         16         3           27             -               -              30               -

Net loss                                    -         -            -        (8,881)              -          (8,881)         (8,881)
                                       ------    ------   ----------   -----------   -------------   -------------   -------------

Balance, October 31, 1998              11,271       453       95,703       (89,945)              -           6,211          (8,881)
                                       ======    ======   ==========   ===========   =============   =============   =============

Net loss                                   -          -            -        (3,707)              -          (3,707)         (3,707)
                                       ------    ------   ----------   -----------   -------------   -------------   -------------

Balance, October 31, 1999              11,271    $  453   $   95,703   $   (93,652)              -   $       2,504          (3,707)
                                       ======    ======   ==========   ===========   =============   =============   =============


Exercise of employee stock options         39         1           31             -               -              32               -

  Net income                                -         -            -         4,627               -           4,627           4,627

    Unrealized gains on securities,
      net of reclassification
      adjustment                            -         -            -             -           1,153           1,153           1,153
                                       ------    ------   ----------   -----------   -------------   -------------   -------------

Balances, October 31, 2000             11,310    $  454   $   95,734   $   (89,025)  $       1,153   $       8,316   $       5,780
                                       ======    ======   ==========   ===========   =============   =============   =============


     The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED OCTOBER 31,
                                                                               --------------------------------------
                                                                                  2000          1999          1998
                                                                               ----------    ----------    ----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $  4,627      $ (3,707)     $ (8,881)
  Charges (credits) to operations not affecting cash:
    Provision for bad debts on receivables                                          342           572         2,300
    Amortization of deferred gain                                                  (517)         (470)           -
    Provision for excess and obsolete inventories                                   190           680           813
    Net gain on sales of property and investment                                (10,059)            -             -
    Loss on investment in unconsolidated affiliates                               1,000             -         4,077
    Depreciation and amortization                                                   442           370           204
    Changes in operating assets and liabilities:
      Accounts receivable                                                          (379)          323           564
      Inventories                                                                    35           131          (166)
      Prepayments and other                                                         226          (567)         (200)
      Accounts payable                                                             (156)          423          (998)
      Accrued liabilities                                                            78           342            90
      Income taxes                                                                   85          (361)            -
                                                                               --------      --------      --------
        Net cash used in operating activities                                    (4,086)       (2,264)       (2,197)
                                                                               --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of land and building                                         -         7,859             -
  Additions to property, plant and equipment                                        (72)         (100)          (12)
  Loans to affiliate and other                                                        -            (7)       (1,700)
  Increase in investments in affiliates                                          (7,690)            -        (1,000)
  Proceeds from sale of investments                                              10,953             -             -
  Payments received on notes receivable                                              73            47           415
  Increase in other assets                                                         (166)            -             -
                                                                               --------      --------      --------
        Net cash provided by (used in) investing activities                       3,098         7,799        (2,297)
                                                                               --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                             32             -            30
  Proceeds from note payable - affiliate                                              -             -           500
  Proceeds from note payable - other                                                  -             -         2,000
  Payments on lease obligations                                                    (270)       (2,688)            -
                                                                               --------      --------      --------
        Net cash (used in) provided by financing activities                        (238)       (2,688)        2,530
                                                                               --------      --------      --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (1,226)        2,847        (1,964)

Cash and cash equivalents at the beginning of the year                            4,487         1,640         3,604
                                                                               --------      --------      --------

Cash and cash equivalents at the end of the year                                $ 3,261      $  4,487      $  1,640
                                                                               ========      ========      ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                                  $   433      $    444       $   98
   Amount converted from investments in affiliates to
      marketable securities                                                       1,000             -            -


   The accompanying notes are an integral part of these financial statements.

                               TELEVIDEO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       OCTOBER 31, 2000, 1999, AND 1998


NOTE 1 - SUMMARY OF SIGNIFIANT ACCOUNTING POLICIES

THE COMPANY

Founded in 1975, TeleVideo, Inc. is a market leader providing innovative high performance terminal and network computer products to the business and consumer markets. The Company markets its products worldwide primarily through distributors, value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs").

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, after elimination of inter-company accounts and transactions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard cost basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. Amounts shown are net of reserves for obsolescence of $0.5 million and $1.0 million as of October 31, 2000 and 1999, respectively: (in thousands)

                                                       OCTOBER 31,
                                                   ------------------
                                                    2000        1999
                                                   ------      ------
Purchased parts and subassemblies                  $   98      $  216
Work-in-process                                       314         313
Finished goods                                        827         935
                                                   ------      ------

                                                   $1,239      $1,464
                                                   ======      ======

MARKETABLE SECURITIES

Investments in marketable equity and debt securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are securities not classified as either trading or held-to-maturity. Securities available-for-sale are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) in stockholders' equity. Premiums and discounts are included in interest income over the period to maturity using the interest method. Gains and losses on sale are determined using the specific identification method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets using both straight-line and accelerated methods. Leasehold improvements and property under capital lease are amortized over the shorter of the lease term or economic life of the asset. The estimated lives used in determining depreciation are:


Building                                                        40 years
Production equipment                                            1-10 years
Office furniture                                                1-10 years
Leased property                                                 15 years


INVESTMENTS IN AFFILIATES

Investments in affiliated companies, owned 20% or more, are accounted for on the equity method. Accordingly, consolidated net income includes the Company's share of their net earnings. Investments of less than 20% are carried at cost. The Company makes periodic evaluations of the recoverability of its investments in affiliates based upon internal and external events effecting expected realization of the Company's investment.

REVENUE RECOGNITION

The Company recognizes revenue when products are shipped. The Company performs periodic evaluations of its customers' financial condition and maintains a reserve for potential credit losses and adjusts the reserve periodically to reflect both actual and potential credit losses. In addition, such allowances provide for returns resulting from stock balancing agreements and price protection programs. Product warranties are based on the ongoing assessment of actual warranty expenses incurred.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense totaled approximately $0.2 million in fiscal 2000, approximately $0.7 million in fiscal 1999 and $1.1 million in fiscal 1998.

RESEARCH AND DEVELOPMENT COSTS

Costs incurred for the development and enhancement of new products and services are charged to expense as incurred.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price.

SEGMENT REPORTING

The Company's business is conducted in a single operating segment. The Company's Chief Executive Officer reviews a single set of financial data that encompasses the Company's entire operations for purposes of making operating decisions and assessing performance.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share reflects potential dilution from outstanding stock options using the treasury stock method. Potentially dilutive securities are excluded from the earnings per share calculations when their inclusion would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, accounts receivable, trade payables approximates carrying value due to the short-term nature of such instruments. The fair value of notes receivable is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities. The carrying amount and estimated fair value of notes receivable as of October 31, 2000 was approximately $2,600,000 and $2,300,000, respectively. The carrying amount and estimated fair value of notes receivables as of October 31, 1999 was approximately $2,700,000 and $2,600,000, respectively. The fair value of investment securities is based on quoted market prices, if available.

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

RECLASIFICATIONS

Certain reclassifications have been made to conform to the 2000 presentation, including changes which effect comparability of the annual financial information to previously filed quarterly information. None of such reclassifications are material to the financial statements taken as a whole.

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company's has sustained recurring losses from operations and used cash in operations for each of the three years ended October 31, 2000, and had an accumulated deficit of $89,025,000 and $93,652,000 as of October 31, 2000 and 1999, respectively.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. In order for operations to continue through October 31, 2001, the Company may need to reduce operating expenses, sell its investment in marketable securities or raise additional capital through debt or equity financing. The ultimate success of the Company will depend on increasing revenues and generating income from operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                  (Remainder of page left blank intentionally)

NOTE 3 - MARKETABLE SECURITIES

The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities held at October 31, 2000 are summarized as follows: (in thousands)

                                                GROSS         GROSS       ESTIMATED
                                 AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                   COSTS        GAINS         LOSSES        VALUE
                                 ---------    ----------    ----------    ---------
Available-for-Sale Securities
  Equity Securities              $     106    $    1,153    $        -    $   1,259

Proceeds on sales of securities classified as available-for-sale were $10,953,000 in 2000. Gains of $10,059,000 were realized on these sales.

NOTE 4 - INVESTMENTS IN AFFILIATES

     Equity Method

     APPLIED PHOTONICS TECHNOLOGY, INC.

     On April 16, 1997, the Company entered into a Common Stock Purchase agreement with Applied Photonics Technology, Inc. (APT), a California corporation, whereby the Company purchased a 30% interest in APT for $3.0 million. Founded in October 1996, APT is a developmental stage enterprise specializing in the development of electronic display technology.

     During the fiscal year ended October 31, 1998, the Company wrote off its equity investment, related goodwill, and note receivable of approximately $4.1 million. During 1999, the Company granted and wrote off loans and advances to APT totaling $426,000. The Company has not guaranteed any obligations of APT and has made no commitments to provide additional financial support to APT.

     MULIX, INC.

     In February 2000, the Company purchased for $1,000,000 in cash an aggregate of 14,269,230 shares of unregistered Series A Convertible Preferred Stock of Mulix, Inc. ("Mulix"), a Delaware corporation. The Company's investment in Mulix represents a 35% interest in this privately-held corporation. The investment was accounted for using the equity method of accounting. Mulix was dissolved as effective November 30, 2000. Thus, the entire investment was written off as of October 31, 2000.

     K&T TELECOM, INC.

     In July 2000, the Company purchased for $600,000 in cash an aggregate of 9,608 shares of Stock of K&T Telecom, Inc. The Company's investment in K&T Telecom, Inc. represents a 49% interest in this privately-held corporation whose primary operations include manufacturing telecommunication and electronics devices (hands-free phones accessories and collision sensors).

     ALPHA TECHNOLOGY, INC.

     In August 2000, the Company purchased for $650,000 in cash an aggregate of 9,608 shares of Stock of Alpha Technology, Inc. The Company's investment in Alpha Technology, Inc. represents a 49% interest in this privately-held corporation whose primary operations include manufacturing electronics and car accessories (two way car alarm systems).

     COST METHOD

     mySimon, INC.

     In September 1998, the Company invested $1 million in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock.

     In February 2000, CNET Networks, Inc. (formerly, CNET, Inc.) completed the acquisition of mySimon, Inc. As a result of this acquisition, the Company received 375,108 shares of common stock of CNET Networks, Inc. ("CNET") in exchange for 100% of its interest in mySimon, Inc. During 2000, the cost method used to book the investment in mySimon was changed to the market value method in accordance with SFAS 115 to record the investment in CNET stock.

     KORAM INC.

     On March 3, 1997, the Company deposited $224,820 in escrow in Korea, to purchase a 50% ownership in Koram, Inc. ("Koram"), a restaurant venture in Seoul, Korea. In February 1998, the Company completed its purchase of a 50% interest in Koram. The Company's investment was written down to $109,820 during 1997, due to the devaluation of the Korean won.

     During 2000, the Company decided to discontinue it participation in this joint venture and entered into an agreement with its venture partner whereby the venture partner will pay $116,000 for the Company's 50% interest. As such the Company accounts for this investment under the cost method of accounting. This investment was previously accounted for under the equity method of accounting.

     BIOMAX CO., LTD.

     In May 2000, the Company purchased for a cash investment of $917,431 an aggregate of 45,000 ordinary shares of Biomax Co., Ltd. ("Biomax"). Biomax is a startup company with its principal offices located in Seoul, Korea, which is engaged in developing an herbal product to help lower cholesterol levels in humans. The Company's investment in Biomax represents a 15% interest in this privately-held corporation. The investment is accounted for on the cost method of accounting.

     KEYIN TELECOM CO., LTD.

     In May 2000, the Company purchased for $2,522,972 in cash an aggregate of 15,278 ordinary shares of Keyin Telecom Co. Ltd. ("Keyin"). Keyin is a private company located in Seoul, Korea, which is engaged in developing powerline communications technology. The Company's investment in Keyin represents a 5.75% interest in this corporation. The investment is accounted for using the cost method of accounting.

     SYNERTEK, INC.

     In June 2000, the Company purchased for $1,000,000 in cash an aggregate of 285,714 shares of common stock of Synertek, Inc., a Nevada corporation, representing an 8% interest in this company. Synertek, Inc. manufactures and sells handheld digital multimedia and communications appliances. The investment is accounted for using the cost method of accounting.

     NINGBO CHINA

     In October 2000, the Company invested $1,000,000 in Televideo (China) Co., Ltd. (Ningbo China) for a 10% interest. The Company invested an additional $2,000,000 in December 2000. The total investment will represent a 30% interest in this entity. This investment is accounted for using the cost method at October 31, 2000.

     The investment agreement also provides for the use of Televideo's technical production skill for terminal products. For the use of this technology Ningbo China will pay the Company $2.5 million dollars over two years as follows: $1.2 million is to be received in December 2000 and the remaining $1.3 million in two installments of $650 thousand in June 2001 and June 2002.

     A summary of the changes in the Company's investments in affiliates for the two years ended October 31, 2000 follows: (in thousands)

                                                    EQUITY METHOD AFFILIATES
                                                -----------------------------------
                                                 MULIX      K&T    ALPHA    SUBTOTAL
                                                -------    -----   -----    --------

Balance, October 31, 1998                       $     -    $   -   $   -    $      -

Equity in Earnings (Loss) of Affiliates               -        -       -           -
                                                -------    -----   -----    --------

Balance, October 31, 1999                             -        -       -           -

Investment                                        1,000      600     650       2,250

CNET Networks Inc. Acquisition                        -        -       -           -

Equity in Earnings (Loss) of Affiliates         $(1,000)       -       -    $ (1,000)
                                                -------    -----   -----    --------

Balance, October 31, 2000                       $     -    $ 600   $ 650    $  1,250
                                                =======    =====   =====    ========


                                                                          COST METHOD AFFILIATES
                                           -------------------------------------------------------------------------------------
                                           NINGBO CHINA    mySimon    KORAM    BIOMAX    KEYIN    SYNERTEK    SUBTOTAL    TOTAL
                                           ------------    -------    -----    ------    -----    --------    --------   -------
                                                 $    -    $ 1,000    $ 100    $    -     $  -      $    -     $ 1,100   $ 1,100
Balance, October 31, 1998

Equity in Earnings (Loss) of Affiliates               -          -        7         -        -           -           7         7
                                                 ------    -------    -----    ------    -----      ------     -------   -------

Balance, October 31, 1999                             -      1,000      117         -        -           -       1,117     1,117

Investment                                        1,000                           917    2,523       1,000       5,440     7,690

CNET Networks Inc. Acquisition                        -     (1,000)       -         -        -           -      (1,000)   (1,000)

Equity in Earnings (Loss) of Affiliates               -          -        -         -        -           -           -    (1,000)
                                                 ------    -------    -----    ------    -----      ------     -------   -------

Balance, October 31, 2000                        $1,000    $     -    $ 117    $  917   $2,523      $1,000     $ 5,557   $ 6,807
                                                 ======    =======    =====    ======   ======      ======     =======   =======


NOTE 5 - ACQUISITION

     PROMISE ENGINEERING, INC. ("PEI")

     In August 2000, the Company acquired Promise Engineering, Inc., a Washington corporation for $316,433. After acquisition, PEI was renamed Televideo Mobile Electronics Division ("TMED"). PEI was a research and development company, focused on cooling and heating car systems. Televideo paid cash of $166,433.

     Televideo further warrants to PEI that Televideo will issue, transfer and convey to a former officer of PEI, now an employee of TMED ("TMED Employee") one hundred thousand (100,000) shares of the common stock of Televideo and will pay the difference of $150,000 in the event of annual sales revenue of TMED reaches $10,000,000 in any 12 month period.
     However, Televideo may issue, transfer and convey to TMED Employee the first 100,000 shares collectively within six months of the establishment of TMED if in the sole opinion of Chairman and CEO, Dr. K. Philip Hwang, TMED Employee's performance is satisfactory and acceptable. A second block of 100,000 shares of the common stock of Televideo shall be issued, transferred and conveyed to TMED Employee if the annual sales revenue of TMED reaches $20,000,000 in any 12 month period. When computing sales revenue of $20,000,000, the $10,000,000 sales revenue referred above shall be included. If TMED executes a non-cancelable, non-revocable procurement with Cartell, Inc. with a minimum term of three (3) or more years and the first manufacturing product shipment is accepted by Cartell, Inc. then, within thirty (30) days of the said acceptance, an additional nine hundred thousand (900,000) shares of common stock of Televideo shall be transferred and conveyed to TMED Employee.

NOTE 6 - VALUATION AND QUALIFYING ACCOUNTS

     The Company's reserves for doubtful accounts receivable and inventory obsolescence consist of the following: (in thousands)

                                                                CHARGED
                                               BALANCE AT      (CREDITED)                  BALANCE AT
                                               BEGINNING       TO COSTS &                    END OF
                                               OF PERIOD        EXPENSE      DEDUCTIONS      PERIOD
                                               ----------      ----------    ----------    ----------
     Year ended October 31, 1998:
       Reserve for doubtful accounts             $1,043         $2,300       $   (1,991)     $1,352
       Reserve for inventory obsolescence           523            813             (690)        646
     Year ended October 31, 1999:
       Reserve for doubtful accounts              1,352            572             (541)      1,383
       Reserve for inventory obsolescence           646            680             (289)      1,037
     Year ended October 31, 2000:
       Reserve for doubtful accounts              1,383            342           (1,580)        145
       Reserve for inventory obsolescence         1,037            190             (746)        481

NOTE 7 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following at October 31: (in thousands)

                                                            2000       1999
                                                           ------     ------
     Co-op advertising                                     $  173     $  252
     Employee compensation and benefits                       132        209
     Warranty                                                 169        169
     Professional fees                                         59         77
     Royalties                                                453        175
     Other                                                    252        278
                                                           ------     ------
                                                           $1,238     $1,160
                                                           ======     ======


NOTE 8 - LETTER OF CREDIT AGREEMENT

     The Company has a letter of credit agreement with a bank whereby the bank will issue up to a total of $1.0 million of standby and sight letters of credit. These agreements are contingent upon the Company maintaining deposits in a money market account at the bank as collateral in a total amount no less than the outstanding borrowings. At October 31, 2000, the Company had no letters of credit outstanding.


NOTE 9 - SALE AND LEASEBACK OF BUILDING

     In December 1998, the Company sold its main facility (land and building) for approximately $11.0 million and concurrently leased back this facility over a 15 year lease term expiring in December 2013. The land component has been recorded as an operating leaseback. The building component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. Accumulated amortization on the building as of October 31, 2000 and 1999 was $0.77 million and $0.35 million, respectively. As a result of the sale for $11.0 million (which includes a $2.75 million note receivable), a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15 year lease life on a straight line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized over leased building asset life, which has been determined to be the 15 year lease term, on a straight line method. The aggregate monthly lease payments are $104,000. These payments escalate to $126,000 through 2013.

     Future aggregate minimum lease payments are as follows: (in thousands)

                                                               FUTURE
                                                               MINIMUM
     YEAR ENDING                                              GUARANTEED
     OCTOBER 31,                                               PAYMENTS
     -----------                                              ----------
     2001                                                     $    1,242
     2002                                                          1,242
     2003                                                          1,293
     2004                                                          1,304
     2005                                                          1,304
     Thereafter                                                   11,654
                                                              ----------
     Total minimum lease payments                             $   18,039
                                                              ==========

     Amounts representing interest                               (11,931)

     Current portion of capital lease obligations                   (296)
                                                              ----------
     Present value of obligations under capital leases        $    5,812
                                                              ==========


     The $2.75 million note receivable bears interest at 7.25% per annum. Principal and accrued interest is payable in equal monthly installments of $21,735 each on the first day of each month, which the Company began receiving on January 1, 1999. If not earlier paid in full, unpaid principal and accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2018.

NOTE 10 - CAPITAL STOCK

     The Company effected a 4-for-1 reverse stock split of its outstanding common stock on April 23, 1998. All shares and per share amounts have been retroactively adjusted for such reverse stock split.

     PREFERRED STOCK

     The Company has authorized 3,000,000 shares of preferred stock. No preferred stock has been issued to date.

     STOCK OPTION PLANS

     The Company has three stock option plans, the 1991 ISO Plan ("1991 ISO Plan"), the 1981 ISO Plan ("1981 ISO Plan") and the 1981 Supplemental Plan (the "Supplemental Plan") accounted for under the APB Opinion 25 and related interpretations. The 1991 ISO Plan provides for the granting of incentive options to employees, including officers, for up to 4,000,000 shares. Both the 1981 ISO Plan and the Supplemental Plan expired in October 1991. The outstanding options have a term of ten years when issued and vest over five years. The exercise price of each option equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for any grants under the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net income (loss) and net income(loss) per share would have been changed to the pro forma amounts indicated below. Pro forma results may not be indicative of the pro forma results in the future periods.

                                                              OCTOBER 31,
                                                   ----------------------------------
                                                    2000          1999          1998
                                                   ------       --------      --------
                                                  (in thousands, except per share data)
     Net income (loss)
       As reported                                 $4,627       $(3,707)      $(8,881)
       Pro forma                                   $4,498       $(3,826)      $(8,987)
     Income (loss) per share, basic and diluted
       As reported                                 $ 0.41       $ (0.33)      $ (0.79)
       Pro forma                                   $ 0.40       $ (0.34)      $ (0.80)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998 respectively: no expected dividends; weighted average risk-free interest rate of 6.13%, 6.00% and 6.69%; stock volatility 150%, 219% and 164%; and expected lives of 10 years. The weighted average fair value of options granted were $1.12, $0.84 and $1.49 in 2000, 1999 and 1998, respectively.

     A summary of the status of the Company's stock option plans as of October 31, 2000, and changes during the three years ending
     October 31, 2000 is presented below:

                                                         OUTSTANDING                          EXERCISABLE
                                          -------------------------------------------    ----------------------
                                                            WEIGHTED        WEIGHTED      WEIGHTED     WEIGHTED
                                                             AVERAGE         AVERAGE       AVERAGE      AVERAGE
      RANGE OF                               NUMBER         REMAINING        EXERCISE      NUMBER      EXERCISE
      EXERCISE PRICES                     OUTSTANDING    CONTRACTUAL LIFE     PRICE      EXERCISABLE    PRICE
      ---------------                     -----------    ----------------   ---------    -----------   --------
      1991 ISO Plan

      $0.47 - $0.84                           173,875          8.80           $0.78         31,219       $0.84
      $0.88 - $1.32                           125,250          7.09            1.10         52,688        1.00
      $1.52 - $2.12                            46,125          7.95            1.73         10,250        1.65
      $2.64 - $2.88                             2,875          4.56            2.77          2,718        2.77
                                              -------          ----           -----         ------       -----
        Totals                                348,125          8.04           $1.04         96,875       $1.06
                                              =======          ====           =====         ======       =====

      1981 ISO Plan

      $0.88                                       250          1.06           $0.88            250       $0.88

                                                              WEIGHTED
                                                              AVERAGE
1981 SUPPLEMENTAL PLAN                      OUTSTANDING    EXERCISE PRICE
                                            -----------    --------------
      Balance, October 31, 1997                37,500      $     0.88
        Granted                                     -               -
        Exercised                                   -               -
        Canceled                                    -               -
                                            ---------

      Balance, October 31, 1998                37,500            0.88
        Granted                                     -               -
        Exercised                                   -               -
        Canceled                                    -               -
                                            ---------

      Balance, October 31, 1999                37,500            0.88
        Granted                                     -               -
        Exercised                             (37,500)              -
        Canceled                                    -               -
                                            ---------

      Balance, October 31, 2000                     -      $        -
                                            =========


                                                              WEIGHTED
                                                              AVERAGE
1981 ISO PLAN                               OUTSTANDING    EXERCISE PRICE
                                            -----------    --------------
      Balance, October 31, 1997                 1,250      $     0.88
        Granted                                     -               -
        Exercised                                (500)           0.88
        Canceled                                    -            0.88
                                            ---------

      Balance, October 31, 1998                   750            0.88
        Granted                                     -               -
        Exercised                                (500)           0.88
        Canceled                                    -               -
                                            ---------

      Balance, October 31, 1999                   250            0.88
        Granted                                     -               -
        Exercised                                   -               -
        Canceled                                    -               -
                                            ---------

      Balance, October 31, 2000                   250      $     0.88
                                            =========

                                                                                WEIGHTED
                                                                                AVERAGE
1991 ISO PLAN                                 AVAILABLE       OUTSTANDING    EXERCISE PRICE
                                              ---------       -----------    --------------
      Balance, October 31, 1997                 673,094           211,188     $     1.96
        Granted                                (111,875)          111,875           1.37
        Exercised                                     -           (10,775)          1.64
        Canceled                                128,288          (128,288)          2.43
                                              ---------       -----------

      Balance, October 31, 1998                 689,507           184,000           1.27
        Granted                                (205,500)          205,500           0.84
        Exercised                                     -                 -              -
        Canceled                                102,000          (102,000)          1.37
                                              ---------       -----------

      Balance, October 31, 1999                 586,007           287,500           1.06
        Granted                                (154,000)          154,000           1.14
        Exercised                                     -             1,190           0.93
        Canceled                                 92,185           (92,185)          0.94
                                              ---------       -----------

      Balance, October 31, 2000                 524,192           348,125     $     1.04
                                              =========       ===========


NOTE 11 - INCOME TAXES

     At October 31, 2000, the Company had tax loss carryforwards of approximately $90 million for federal income tax and approximately $5 million for state income tax reporting purposes, respectively. The net operating loss carryforwards expire through fiscal 2014. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards to be used in any given year upon occurrence of certain events, including significant changes in ownership interests.

     No deferred tax asset or benefit was recorded at October 31, 2000 and 1999, as all amounts have been fully reserved. The valuation allowance decreased by $1,023,000 in fiscal 2000 and increased by $1,046,000 in fiscal 1999. The components are as follows: (in thousands)

                                                          2000           1999
                                                       ---------       --------
     Net operating loss and tax credit carryforwards   $  35,405       $ 36,192
     Other                                                 1,114          1,350
                                                       ---------       --------
                                                          36,519         37,542
     Less valuation allowance                            (36,519)       (37,542)
                                                       ---------       --------
                                                       $       -       $      -
                                                       =========       ========

     The following is a reconciliation of expected tax expense (benefit) to actual for each of the years ended October 31 (in thousands):

                                                                 2000         1999          1998
                                                               ---------    --------      --------
     Book income (loss)                                         $  4,627    $ (3,707)     $ (8,881)
                                                                ========    ========      ========

     Expected tax benefit                                          1,573       1,353         3,020

     Adjustments to reconcile
       expected to actual benefit:
         Alternate minimum tax                                        96           -             -
         Reduction of estimated
           tax liability                                               -        (361)            -
         Effect of change in valuation allowance (net)            (1,573)      1,353        (3,020)
                                                                --------    --------      --------

         Actual tax expense (benefit)                           $     96    $   (361)     $      -
                                                                ========    ========      ========

     The Company had pending a California Franchise tax exposure estimate of $361,000 resulting from previous income tax audits. During the fiscal year ended October 31, 1999, the Company recorded a tax benefit in the accompanying statement of operations as the Company believed that no further liability existed at October 31, 1999.


NOTE 12 - EARNINGS PER SHARE

     The following is a reconciliation of the numerators and the denominators used in the basic and diluted net income (loss) per share for each of the years ended October 31 (in thousands):


                                                                 2000         1999        1998
                                                               ---------    --------    --------
     Numerator used for basic and diluted net income
       (loss) per share:
         Net income (loss)                                     $   4,627    $ (3,707)   $ (8,881)

         Denominator:
           Weighted average shares outstanding                    11,302      11,271      11,268

           Diluted effect of stock options                             5           -           -
                                                               ---------    --------    --------

     Denominator for diluted net income per share              $  11,307    $ 11,271    $ 11,268
                                                               =========    ========    ========

     A total of 331,400 options in 2000, 325,250 options in 1999, and 249,938 options in 1998 were excluded from the computation of diluted earnings per share because either (1) the option's exercise price was greater than then average market price of the common shares, or (2) the inclusion of the options in 1999 and 1998 would have been antidilutive because the Company experienced a net loss during those years.

NOTE 13 - CONCENTRATIONS

     The Company, which operates in a single operating segment, designs, produces and markets high performance terminals and monitors designed for office and home automation both domestically and internationally. The Company had export sales primarily to Europe, Asia and Latin America of approximately 34% ($2.4 million), 19.8% ($1.6 million), and 14.0% ($2.1 million) of net sales during fiscal 2000, 1999, and 1998, respectively.

     For the fiscal year ended October 31, 2000, one customer accounted for 12% of the Company's sales. For the fiscal year ended October 31, 1999, one customer accounted for 10% of the Company's sales, while another customer accounted for 9%. For the fiscal year ended October 31, 1998, one customer accounted for 12% and another customer accounted for 11% of net sales.

     Information about the Company's operations in different geographic locations is as follows:

                                       UNITED
(in thousands)                         STATES      EUROPE      OTHER       TOTAL
                                      --------    --------    -------     -------
     2000
     Total revenues                   $  4,599     $ 1,209     $1,166     $ 6,974
     Operating (loss) income            (5,393)        242        233      (4,918)
     Identifiable assets                23,349           -          -      23,349

     1999
     Total revenues                      6,503       1,023        544       8,070
     Operating (loss) income            (5,024)        253        201      (4,570)
     Identifiable assets                18,317           -          -      18,317

     1998
     Total revenues                     12,681       1,685        385      14,751
     Operating (loss) income            (5,188)        354        107      (4,727)
     Identifiable assets                10,433           -          -      10,433


NOTE 14 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of 2000, the Company recorded a $185,000 expense for inventory obsolescence for certain of its computer monitors and terminals in inventory at October 31, 2000. The Company also expensed $248,000 of prepaid expenses.

NOTE 15 - SUBSEQUENT EVENTS

     INVESTMENTS IN AFFILIATES

     During December 2000, the Company invested $2,000,000 in Ningbo China for an additional 20% ownership interest. Accordingly in December 2000, the Company changed its method of accounting for this investment to the equity method.

     During December 2000, the Company received approximately $1,000,000 from Ningbo China. During January 2001, the Company received an additional $120,000 from Ningbo China.

     COMMITMENTS AND CONTINGENCIES

     In December 2000, the Company entered into two lease agreements to sublease portions of its main facility. The operating subleases provide that the sublessees pay taxes, maintenance, insurance and other occupancy expense applicable to the subleased premises.

     The minimum sublease rental commitments, under operating subleases are as follows:

     YEAR ENDING
     OCTOBER 31,
     -----------
     2001                                                     $   975,000
     2002                                                       1,014,000
     2003                                                       1,055,000
                                                              -----------
     Total minimum payments required                          $ 3,044,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


                                    PART III

         The following items included in the Company's Definitive Proxy Statement dated February 28, 2001 used in connection with the Company's Annual Meeting of Stockholders to be held on April 17, 2001 are incorporated herein by reference:

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

         3.       EXHIBITS.

         The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
--------        ----------------------------------------------------------------
3.1  (1)        Restated Certificate of Incorporation of Registrant, as  amended and currently in effect
3.2  (2)        Bylaws of the Registrant
10.1 (3)        TeleVideo, Inc. 1991 Incentive Stock Option Plan and form of
                Incentive Stock Option Agreement
10.2 (3)        TeleVideo, Inc. 1992 Outside Directors' Stock Option Plan+
10.3 (4)        Management Bonus Plan effective fiscal 1984, as amended
10.4 (2)        Form of Distributor and Licensing Agreement
10.5 (2)        Form of Original Equipment Manufacturer Agreement
10.6 (5)        Real Estate Purchase Agreement dated December 28, 1998 and accompanying Lease and Agreement of
                Lease, Escrow Agreement, Pledge and Security Agreement and
                Assignment between the Registrant and TVCA, LLC, dated
                December 28, 1998
21.1 (1)        Subsidiaries
23.1 (1)        Consent of Grant Thornton LLP


[cad 217] Denotes a management contract or compensatory plan or arrangement.

-----------------------
(1)  Filed herewith.
(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1987, filed on January 29, 1988.
(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, filed January 27, 1992.
(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K, filed January 29, 1985 and Annual Report on Form 10-K, filed
     January 28, 1986.
(5) Incorporated by reference from the Registrant's Current Report on Form 8-K, filed on January 2, 1999.
(b) Reports on Form 8-K. No report on Form 8-K was filed by the Company with respect to the quarter ended October 31, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TELEVIDEO, INC.
                                 -----------------------------------
                                           (Registrant)


Date:  February 28, 2001     By: /s/  K. Philip Hwang
                                 -----------------------------------
                                          K. Philip Hwang
                                     Chairman of the Board,
                                     Chief Executive Officer and Acting
                                     Principal Financial and Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


    SIGNATURE                                TITLE                        DATE
---------------------------      -----------------------------      -----------------
/s/    K. Philip Hwang           Chairman of the Board and          February 28, 2001
---------------------------          Chief Executive Officer
       K. Philip Hwang           (Principal Executive Officer)



/s/    Robert E. Larson          Director                           February 28, 2001
---------------------------
       Robert E. Larson



/s/    Woo K. Kim                Director                           February 28, 2001
---------------------------
       Woo K. Kim

                             RESTATED CERTIFICATE OF
                                INCORPORATION OF
                             TELEVIDEO SYSTEMS, INC.


     TeleVideo Systems, Inc. a corporation organized and existing under the laws of the State of Delaware, hereby certifies as follows:

     1. The name of the corporation is TeleVideo Systems, Inc., and the date of filing of its original certificate of incorporation with the Secretary of State was January 13, 1987.

     2. The text of the Certificate of Incorporation is hereby amended and restated to read in full as follows:

               ARTICLE 1

     The name of the Corporation is TeleVideo Systems, Inc.

               ARTICLE 2

     The address of the registered office of the Corporation in the State of Delaware is 1219 Orange Street, in the city of Wilmington, County of New Castle. The name of its registered agent at that address is The Corporation Trust Company.

               ARTICLE 3

     The purpose of the Corporation is to engage in any lawful act or activity for which the corporations may be organized under the General Corporation Law of Delaware.

               ARTICLE 4

     The total number of shares of stock of all classes which the Corporation has authority to issue is 78,000,000 shares, consisting of 75,000,000 shares of common stock with a par value of $0.01 per share, and 3,000,000 shares of Preferred Stock with a par value of $0.01 per share.

     The Board of Directors is authorized to provide for the issuance of the shares of the Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding).

               ARTICLE 5

     Stockholders of the Corporation holding a majority of the Corporation's outstanding voting stock shall have the power to adopt, amend or repeal Bylaws. The Board of Directors of the Corporation shall also have the power to adopt, amend or repeal Bylaws of the Corporation, except as such power may be expressly limited by Bylaws adopted by the shareholders.

               ARTICLE 6

     Election of Directors need not be by written ballot unless the Bylaws of the Corporation shall so provide.

               ARTICLE 7

     A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit.

     Any repeal or modification of the foregoing provisions of this Article 7 shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director of the Corporation existing at the time of such repeal or modification.

     3. This Restated Certificate of Incorporation has been duly adopted in accordance with the provisions of Sections 242 and 245 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, TeleVideo Systems, Inc., has caused this certificate to be signed and attested by its duly authorized officers this 21 day of January, 1987.

                             TELEVIDEO SYSTEMS, INC.


                             By: /s/ K. Philip Hwang
                                 ---------------------
                                 K. Philip Hwang
                                 Chairman of the Board

Attest:


By: /s/ Allan D. Smirni
    -------------------------
    Allan D. Smirni
    Secretary