Form 10-Q
period 2001-01-31
TELEVIDEO INC
filed 2001-03-23
CIK 353779

                            UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC 20549

                    ----------------------------

                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2001
                                               ------------------

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from___________________ to______________________


                    Commission file number: 0-11552
                                           --------

                                 Televideo, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   94-2383795
-------------------------------               ----------------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)

                   2345 Harris Way, San Jose, California 95131
                   -------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (408) 954-8333
                                                   ----------------

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

The number of shares outstanding of registrant's Common Stock, as of March 1, 2001 is: 11,307,000.
           ------------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q for TeleVideo Inc. (the "Company") for the first quarter ended January 31, 2001, includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         [The remainder of this page is intentionally left blank.]

                              TELEVIDEO, INC.

               INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                January 31,          October 31,
                               ASSETS               2001                2000
                                                -----------          -----------
                                                (Unaudited)           (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                      $     427           $   3,261
  Accounts receivable, net                           1,336               1,560
  Inventories, net                                   3,259               1,239
  Marketable Securities                                719               1,259
  Prepayments and other                                656                 761
  Notes receivable - current                            73                  73
                                                -----------          -----------
        Total current assets                         6,470               8,153
                                                -----------          -----------
PROPERTY, PLANT AND EQUIPMENT:
  Production equipment                                 669                 669
  Office furniture and equipment                     1,128               1,128
  Leased property under capital lease                6,270               6,270
                                                -----------          -----------
                                                     8,067               8,067
  Less accumulated depreciation and
    amortization                                     2,494               2,401
                                                -----------          -----------
        Property, plant and equipment, net           5,573               5,666
                                                -----------          -----------

OTHER ASSETS                                           166                 166
INVESTMENTS IN AFFILIATES                            8,807               6,807
NOTE RECEIVABLE, LESS CURRENT PORTION                2,539               2,557
                                                -----------          -----------
        Total assets                             $  23,555           $  23,349
                                                ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Obligation under capital lease - current       $     296           $     296
  Accounts payable                                   1,485                 808
  Accrued liabilities                                1,073               1,238
  Income taxes                                        (346)                 85
  Deferred gain on sale of land and building -
    current                                            845                 845
  Deferred gain on sale to Ningbo                    1,080
                                                -----------          ----------
        Total current liabilities                    4,433               3,272
                                                -----------          ----------
  Obligation under capital lease - long-term         5,516               5,516
  Deferred gain on sale of land and building -
    long-term                                        6,104               6,245
                                                -----------          ----------
        Total liabilities                           16,053              15,033
                                                -----------          ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value:
    Authorized--75,000,000 shares
    Outstanding--11,307,000 shares at
      January 31, 2001 and 11,307,000
      shares at October 31, 2000                       454                 454
  Additional paid-in capital                        95,734              95,734
  Accumulated other comprehensive income, net          830               1,153
  Accumulated deficit                              (89,517)            (89,025)
                                                 ---------           ---------
        Total stockholders' equity                   7,502               8,316
                                                 ---------           ---------
        Total liabilities and stockholders'
          equity                                 $  23,555           $  23,349
                                                 =========           ===========

   The accompanying notes are an integral part of these financial statements.

                                TELEVIDEO, INC.

               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND JANUARY 31, 2000
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)


                                                         Three Months Ended
                                                           January 31,
                                                 -----------------------------
                                                      2001                2000
                                                 ---------           ---------
NET SALES                                        $   1,538           $   1,521

COST OF SALES                                        1,418               1,403
                                                 ---------           ---------

GROSS PROFIT                                           120                 118

OPERATING EXPENSES:
  Sales and marketing                                  569                 653
  Research and development                             223                 221
  General and administration                           328                 463
                                                 ---------           ---------
        Total operating expenses                     1,120               1,337
                                                 ---------           ---------
        Loss from operations                        (1,000)             (1,219)

INTEREST INCOME, net                                    64                 134

OTHER INCOME, net                                      446                 124
                                                 ---------           ---------
        Net loss                                 $    (490)          $    (961)
                                                 =========           ==========
Net loss per share, basic and diluted            $    (.04)          $    (.09)
                                                 =========           =========
Weighted average shares outstanding                 11,307              11,278
                                                 =========           =========

   The accompanying notes are an integral part of these financial statements.

                                TELEVIDEO, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 1999
                                (IN THOUSANDS)
                                 (Unaudited)


                                                             Three Months Ended
                                                                  January 31,
                                                         ------------------------
                                                              2001           2000
                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities                   $  (2,307)      $    (512)
                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of land and building                   --             --
  Net additions to property, plant and equipment                --             (6)
  Investment in Ningbo China                                (2,000)            --
  Deferred gain from Ningbo China                            1,080             --
  Note receivable                                               18            (22)
                                                          ---------      ---------
Net cash (used in) provided by
             investing activities                             (902)            16
                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                        --             32
  Loan from Smith Barney                                       375             --
  Payments on lease obligations                                 --            (62)
                                                         ---------       ---------
Net cash provided by (used in)
               Financing activities                            375            (30)
                                                         ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (2,834)          (526)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE PERIOD                                              3,261           4,487
                                                         ---------       ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD       $     427       $   3,961
                                                         =========       =========

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

                                 JANUARY 31, 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information at January 31, 2001 and for the three months ended January 31, 2001 and 2000 include all adjustments that the management of the Company believes are necessary for fair presentation for the results of the periods presented.

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

      INVENTORIES

      Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) or both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $0.5 million at both January 31, 2001 and October 31, 2000, respectively:


                                           January 31,         October 31,
                                              2001                 2000
                                           -----------         -----------
       Purchased parts and subassemblies    $    430           $      98
       Work-in-process                           264                 314
       Finished goods                          2,565                 827
                                           -----------         -----------
                                            $  3,259           $   1,239
                                           ===========         ===========

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

      RECLASSIFICATIONS

      Certain reclassifications have been made to conform to the 2001 presentation. None of such reclassifications are material to the financial statements taken as a whole.

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

      K&T Telecom, Inc.

      In July 2000, the Company purchased for $600,000 in cash an aggregate of 9,608 shares of stock of K&T Telecom, Inc, a Korean company. Its main activity is manufacturing telecommunication and electronics devices, including hands-free accessories and collision sensors. The Company's investment in K&T Telecom, Inc. represents a 49% interest in this privately held corporation. The investment is accounted for on the equity method of accounting.

      If K&T Telecom, Inc. subsequently increases its capital, TeleVideo will be given the opportunity to participate in the stock issuance in order to maintain the percentage of stock currently held by TeleVideo.

      Alpha Technology, Inc.

      In August 2000, the Company purchased for $650,000 in cash an aggregate of 9,608 shares of stock of Alpha Technology, Inc. Alpha Technology, Inc. is a Korean company manufacturing electronic and car accessories, including two way car alarm systems. The Company's investment in Alpha Technology, Inc. represents a 49% interest in this privately held corporation. The investment is accounted for on the equity method of accounting.

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

      On February 29, 2000, CNET Networks, Inc. (formerly, CNET, Inc. or CNET) completed the acquisition of mySimon, Inc. As a result of this acquisition, the Company received 375,108 shares of common stock of CNET in exchange for 100% of its interest in mySimon, Inc. During the same period of time, the Company also adjusted its balance sheet to reflect the conversion to a marketable security. The cost method used to book the investment in mySimon was changed to market value method in accordance with SFAS 115 to record the investment in CNET stock.

      During the fiscal year 2000, the Company recognized gains from the sales of CNet stocks of $10.1 million. On March 15, 2001, The Company owned approximately 39,800 shares of CNET common stock and the market value was approximately $8.38 per share.

      Koram, Inc.

      In February 1998, the Company purchased a 50% interest in Koram, Inc, a Korean restaurant venture. This investment was accounted for under the equity method of accounting. During 2000, the Company decided to discontinue its participation in this joint venture. The Company's venture partner agreed to transfer the funds for its participation into the TeleVideo account when the exchange rate for the Korean Won and US Dollar will be the most advantageous. As such, the Company accounts for this investment under the cost method of accounting.

      Biomax Co, Ltd.

      On May 12, 2000, the Company purchased for a cash investment of $917,431 an aggregate of 45,000 ordinary shares of Biomax Co., Ltd. (Biomax). Biomax is a startup company, with its principal offices located in Seoul, Korea, engaged in developing an herbal product to help lower cholesterol levels in humans. Its existing technology was developed by and obtained from the Korea Research Institute of Bioscience and Biotechnology. The Company's investment in Biomax represents a 15% interest in this privately held corporation. The investment is accounted for on the cost method of accounting.

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

      Keyin Telecom Co. Ltd.

      On May 12, 2000, the Company purchased for $2,522,972 an aggregate of 15,278 ordinary shares of Keyin Telecom Co. Ltd. ("Keyin"). Keyin is a private company located in Seoul, Korea, engaged in developing power line technology for electricity transportation. The Company's investment in Keyin represents a 5.75% interest in this corporation. The investment is accounted for on the cost method of accounting.

      The Company has the right to participate in future sales of Keyin securities to maintain its proportionate interest in Keyin. In the event the Company wants to sell all or a portion of its shares, it has given Keyin and its controlling shareholder, who is also its President and Chief Executive Officer, a right of first refusal to purchase the shares.

      Keyin also agreed to keep the Company expressly advised regarding certain specified events and transactions that could materially impact Keyin's business, capital structure and financial condition. Keyin has agreed that it will not transfer its power line communications (PLC) technology to a third party without the prior written consent of the Company, except in the context of a strategic technology transfer agreement approved by the Keyin Board. The restrictions and promises in the agreement will terminate at such time when the Company sells at least 70% of the shares it acquired under the agreement.

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

      The investment agreement also provides for the use of TeleVideo's technical production skill of terminal products. For the use of this technology Ningbo China will pay the Company $2.5 million dollars over two years as follows: $1.2 million is to be received in December 2000 and the remaining $1.3 million in two installments of $650 thousand in June 2001 and June 2002. For this money, TeleVideo will give Ningbo China the right to use it's technology and provide professional training for the use of this technology. The most important technology is related to the processor used for TeleCLIENT.

      During December 2000, the Company invested $2,000,000 in Ningbo China for an additional 20% ownership interest. Accordingly, in December 2000, the Company changed its method of accounting for this investment to the equity method.

      During December 2000, the Company received approximately $960,000 from Ningbo China. During January 2001, the Company received an additional $120,000 from Ningbo China.

      Because TeleVideo has 30% interest in Ningbo and the technology provided by the Company is not yet used, the Company decided that the income resulting from the contract with Ningbo will be deferred until the technology is used.

3.    LETTER OF CREDIT AGREEMENT

      At January 31, 2001, the Company had no letters of credit agreements.

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

5.    SUBSEQUENT EVENTS

      On February 28, 2001, Grant Thornton LLP was replaced as the independent accountant engaged to audit the consolidated financial statements of TeleVideo, Inc. (the "Company") by Choi, Cho & Ahn Accounting Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      Net sales for the first quarter of fiscal 2001 were $1.5 million, same as in the first quarter of fiscal 2000.

      Cost of sales was $1.4 million in the first quarter of fiscal 2000, same as in the first quarter of fiscal 2000.

      With all the efforts and expenses made to penetrate new markets, the Company failed to increase sales volume, and, as result, the net sales and cost of sales kept the same structure and level in the first quarter of financial year 2001, compared with the first quarter of fiscal year 2000.

      Sales and marketing expenses were $0.6 million in the first quarter of fiscal 2001, compared with $0.7 million in the first quarter of fiscal 2000. As a percentage of net sales, sales and marketing expenses decreased to 40% in the first quarter of fiscal 2001 compared with 47% in the first quarter of fiscal 2000. The decrease is due to the close of three regional offices, in Georgia, New Jersey and Texas. The Company decided to close these offices because no improvement in sales activity was recorded after opening them.

      Research and development expenses were $0.2 million in the first quarter of fiscal 2001, same as in the first quarter of fiscal 2000.

      General and administrative expenses were $0.3 million in the first quarter of fiscal 2001, compared with $0.5 million in the first quarter of fiscal 2000. As a percentage of net sales, general and administrative expenses decreased to 20% in the first quarter of fiscal 2001 compared with 33% in the first quarter of fiscal 2000. The decrease is due primarily to the reduction occurred in salary expenses, by the decrease of the number of employee used in general and administration activities.

      The Company's loss from operations was approximately $1.0 million in the first quarter of fiscal 2001 compared with approximately $1.2 million in the first quarter of fiscal 2000.

      Other income was $510,000 in the first quarter of fiscal 2000, compared with $260,000 in the first quarter of fiscal 1999, an increase of $117,000. The increase was due primarily to the sale of C-NET stock, and to the income resulted from the sublease of a part of the Company headquarter space, beginning from January 2001.

      Net loss for the first quarter of fiscal 2001 was $0.5 million compared with a net loss of $1.0 million in the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

      At January 31, 2001, the Company had $0.4 million in cash and cash equivalents, a decrease of approximately $2.9 million over the same balances at the end of fiscal 2000 of approximately $3.3 million. Net cash used in operating activities increased from $0.5 million used in the three months ended January 31, 2000 to $2.3 million used for the same period in fiscal 2001. This increase is due primarily to the investment in Ningbo China, made in December 2000.

      In December 2000, the Company subleased a part of it's headquarter space. The leasing agreement is for a period of three years, beginning January 2001, and this will bring a monthly income of approximately $81,000. This sublease will not affect the company manufacturing facilities.

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

      Net accounts receivable were $1.3 million at January 31, 2001, compared with $1.6 million at October 31, 2000, a decrease of $0.3 million, or 19%, while net inventories were $3.3 million at January 31, 2001, as compared with $1.2 million at October 31, 2000, an increase of $2.1 million. The decrease in accounts receivable reflects large collections in the first quarter of fiscal 2001. The increase in inventory reflects the purchase of additional terminal and TeleCLIENT products during the quarter, and also the purchase of the inventory of Mobile Electronics Division products, in total amount of over $1.0 million.

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

INVESTMENTS IN AFFILIATES

      Investments in affiliates represent approximately 37% of the Company's total assets at January 31, 2001. As a result, the Company's success will be adversely affected if the investees fail to execute their business plans. If there is an impairment in the carrying value of the affiliate investments the Company will reduce the carrying of such investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      As of January 31, 2001, the Company had a long-term note receivable (the "Note") of $2.7 million. The Company received the Note, which bears interest at a fixed rate of 7.25% per annum, as partial consideration for the sale of the Company's headquarters facility in December 1998. The interest rate on the Note is fixed over the life of the Note, with principal and interest payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K.

(a)     EXHIBIT(S).

        None

(b)     REPORTS ON FORM 8-K. Form 8-K was filed on March 7th, 2001.

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


                                                  TELEVIDEO, INC.
                                           ------------------------------
                                                   (REGISTRANT)

DATE: March 23, 2001                   BY:      /s/ K.PHILIP HWANG
                                           ------------------------------
                                                  K.PHILIP HWANG
                                                CHAIRMAN AND C.E.O.
                                                    AND ACTING
                                              CHIEF FINANCIAL OFFICER