Form 10-Q
period 2001-04-30
TELEVIDEO INC
filed 2001-06-14
CIK 353779

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                          ----------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2001
                                                 ----------------

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

The number of shares outstanding of registrant's Common Stock, as of May 31, 2001 is 11,307,000.
        -----------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q for TeleVideo Inc. (the "Company") for the second quarter ended April 30, 2001, includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            [The remainder of this page is intentionally left blank.]

                                 TELEVIDEO, INC.

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                  April 30,         October 31,
                               ASSETS               2001              2000
                                                -----------         -----------
                                                (Unaudited)         (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                      $     347           $   3,261
  Accounts receivable, net                           1,054               1,560
  Inventories, net                                   3,045               1,239
  Marketable Securities                                398               1,259
  Prepayments and other                                263                 761
  Notes receivable - current                            73                  73
                                                 ---------           ---------
        Total current assets                         5,180               8,153
                                                 ---------           ---------
PROPERTY, PLANT AND EQUIPMENT:
  Production equipment                                 671                 669
  Office furniture and equipment                     1,140               1,128
  Leased property under capital lease                6,270               6,270
                                                 ---------           ---------
                                                     8,081               8,067
  Less accumulated depreciation                      2,627               2,401
                                                 ---------           ---------
        Property, plant and equipment, net           5,454               5,666
                                                 ---------           ---------
OTHER ASSETS                                             0                 166
INVESTMENTS IN AFFILIATES                            5,105               6,807
NOTE RECEIVABLE, LESS CURRENT PORTION                2,521               2,557
                                                 ---------           ---------
        Total assets                             $  18,260           $  23,349
                                                 =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Obligation under capital lease - current       $     296           $     296
  Accounts payable                                   1,210                 808
  Accrued liabilities                                1,198               1,238
  Income taxes                                        (334)                 85
  Deferred gain on sale of land and building -
    current                                            845                 845
  Deferred gain on sale to Ningbo                    1,280
                                                 ---------           ---------
        Total current liabilities                    4,495               3,272
                                                 ---------           ---------
  Obligation under capital lease - long-term         5,516               5,516
  Deferred gain on sale of land and building -
    long-term                                        5,963               6,245
                                                 ---------           ---------
        Total liabilities                           15,974              15,033
                                                 ---------           ---------

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value:
    Authorized--75,000,000 shares
    Outstanding--11,307,000 shares at
      May 31, 2001 and 11,307,000 shares
      at October 31, 2000                              454                 454
  Additional paid-in capital                        95,734              95,734
  Accumulated other comprehensive income, net       (4,876)              1,153
  Accumulated deficit                              (89,026)            (89,025)
                                                 ---------           ---------
        Total stockholders' equity                   2,286               8,316
                                                 ---------           ---------
        Total liabilities and stockholders'
          equity                                 $  18,260           $  23,349
                                                 =========           =========

   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2001 AND APRIL 30, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                         Three Months Ended             Six Months Ended
                                             April 30,                       April 30,
                                        -------------------            -------------------
                                          2001        2000               2001        2000
                                        -------     -------            -------     -------
NET SALES                               $ 1,441     $ 1,696            $ 2,979     $ 3,217

COST OF SALES                             1,523       1,604              2,941       3,008
                                        -------     -------            -------     -------

GROSS PROFIT                                (81)         92                 38         209

OPERATING EXPENSES:
  Sales and marketing                       844         799              1,413       1,451
  Research and development                  307         253                531         474
  General and administration                540         571                867       1,034
                                        -------     -------            -------     -------
        Total operating expenses          1,691       1,623              2,811       2,959
                                        -------     -------            -------     -------
        Loss from operations             (1,772)     (1,531)            (2,773)     (2,750)

INTEREST INCOME, net                         45         130                108         219

OTHER INCOME, net                           397         127                678         296

GAIN FROM SALE OF SECURITIES                 74       1,535                240       1,535

SUBSIDIARY EQUITY LOSS                     (729)          0               (729)          0
UNREALIZED LOSS ON SECURITIES            (3,053)          0             (3,053)          0
                                        -------     -------            -------     -------
        Net (loss) income               $(5,038)    $   261            $(5,529)    $  (700)
                                        -------     -------            -------     -------
                                        -------     -------            -------     -------

Net loss per share, basic and diluted   $  (.45)    $   .02            $  (.49)    $  (.06)
                                        -------     -------            -------     -------
                                        -------     -------            -------     -------

Weighted average shares outstanding      11,307      11,451             11,307      11,293
                                        -------     -------            -------     -------
                                        -------     -------            -------     -------

   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
           FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND APRIL 30, 2000
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                             Six Months Ended
                                                                  April 30,
                                                         ------------------------
                                                            2001           2000
                                                         ---------      ---------
CASH FLOW FROM OPERATING ACTIVITIES:

Net cash used in operating activities                   $  (2,892)      $  (1,543)
                                                         --------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Net proceeds from sale of land and building                   -               -
  Net additions to property, plant and equipment                -             (19)
  Net cash (used in) investments                           (2,000)         (1,000)
  Deferred gain from Ningbo China                           1,280              --
  Proceeds from sales of CNET stock                            87           1,668
  Note receivable                                              36             (39)
                                                         --------       ---------
Net cash (used in) provided by
  investing activities                                       (597)            688
                                                         --------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                        -              32
  Loans                                                       575               -
  Payments on lease obligations                                 -            (130)
                                                         --------       ---------
Net cash provided by (used in)
  financing activities                                        575             (98)
                                                         --------       ---------

(DECREASE) IN CASH AND CASH EQUIVALENTS                    (2,914)           (953)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE PERIOD                                             3,261           4,487
                                                         --------       ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD       $    347       $   3,534
                                                         --------       ---------
                                                         --------       ---------

Non cash investing/financing activities:

     In February 2001, the Company borrowed approximately $375,000 from Salomon Smith Barney, a member of Citigroup, money used for regular operations expenses. This loan was secured with the 39,508 Company's CNET shares of stock. In April 2001, due to the decrease in stock price, the Company was requested to pay off a portion of the loan and, consequently, we sold approximately 7,000 of shares of CNET stock.

     Because the stock price decreased again, we were required to pay off another portion of this loan. The Company decided not to sell shares, and we loaned approximately $200,000 from Gem Management, Inc., a company owned by the majority shareholder's spouse. The unsecured loan bears annual interest at a prime rate with principal and interest due when the Company will receive the next payment of $450,000 from the contract with Ningbo China.

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

                                 April 30, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information at April 30, 2001 and for the six months ended April 30, 2001 and 2000 include all adjustments that the management of the company believes are necessary for fair presentation for the results of the periods presented.

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

     INVENTORIES

     Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) or both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $0.5 million at both April 30, 2001 and October 31, 2000, respectively:


                                            April 30,          October 31,
                                              2001                2000
                                            ---------          -----------
       Purchased parts and subassemblies    $    111           $      98
       Work-in-process                           192                 314
       Finished goods                          2,742                 827
                                            --------           ---------
                                            $  3,045           $   1,239
                                            --------           ---------
                                            --------           ---------

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

     During the second quarter of fiscal 2001, due to the change in financial position of K&T Telecom, the Company adjusted the carrying value of this investment on the financial statements from $600,000 to $296,168.

     Also, the Company is considering the possibility to withdraw from this joint venture in the next period.

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

     During the second quarter of fiscal 2001, due to the change in financial position of Alpha Technology, the Company adjusted the carrying value of this investment on the financial statements from $600,000 to $222,261.

     Also, the Company is considering the possibility to withdraw from this joint venture in the next period.

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

     During the fiscal year 2000, the Company recognized gains from the sales of CNet stocks of $10.1 million. On June 1st, 2001, the Company owned approximately 32,500 shares of CNET common stock and the market value was approximately $11.13 per share.

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

     In April 2001, the Company has withdrawn from this joint venture and, consequently, we received approximately 120,000,000 Korean Won. The money were deposited into a bank in Korea, following to be converted in US dollars when the exchange rate will be more advantageous.

     Also, the Company wrote off $30,780 representing the difference between the original investment in amount of $116,817 and the proceeds from withdrawing in amount of $86,037.

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

     During the second quarter of fiscal 2001, due to the change in financial position of Biomax, the Company adjusted the carrying value of this investment on the financial statements from $917,431 to $109,781.

     Keyin Telecom Co. Ltd.

     On May 12, 2000, the Company purchased for $2,522,972 an aggregate of 15,278 ordinary shares of Keyin Telecom Co. Ltd. (Keyin). Keyin is a private company located in Seoul, Korea, engaged in developing power line technology for electricity transportation. The Company's investment in Keyin represents a 5.75% interest in this corporation. The investment is accounted for on the cost method of accounting.

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

     The investment agreement also contemplates that TeleVideo will participate in a strategic alliance with Keyin under the terms of which TeleVideo will support Keyin in its overseas marketing and sales activities related to Keyin's PLC technology. In addition, TeleVideo and Keyin will cooperate to incorporate Keyin's PLC technology into TeleVideo's computer products, including the TeleCLIENT series. The parties contemplate entering into a separate sales and marketing agreement to fully document the terms and conditions of the strategic relationship.

     During the second quarter of fiscal 2001, due to the change in financial position of Keyin, the Company adjusted the carrying value of this investment on the financial statements from $2,522,972 to $277,058.

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

     The investment agreement also provides for the use of TeleVideo's technical production skill of terminal products. For the use of this technology Ningbo China will pay the Company $2.5 million dollars over two years as follows: $1.2 million is to be received in December 2000 and the remaining $1.3 million in two installments of $650 thousand in June 2001 and June 2002. For this money, TeleVideo will give Ningbo China the right to use its technology and provide professional training for the use of this technology. The most important technology is related to the processor used for TeleCLIENT.

     During December 2000, the Company invested $2,000,000 in Ningbo China for an additional 20% ownership interest. Accordingly, in December 2000, the Company changed its method of accounting for this investment to the equity method.

     During December 2000, the Company received approximately $960,000 from Ningbo China. In January 2001 and April 2001, the Company received additional $120,000 and $200,000, respectively. The Company is expecting the difference of $450,000 from $650,000 for the year 2001 in the next few weeks.

     Because TeleVideo has 30% interest in Ningbo and the technology provided by the Company is not yet used, the Company decided that the income resulting from the contract with Ningbo to be deferred until the technology is used.

3.   LETTER OF CREDIT AGREEMENT

     At June 10, 2001, the Company had no letters of credit agreements.

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

5.   SUBSEQUENT EVENTS

     At the end of May 2001, after analyzing the objectives and performance for the last 6 months and the objectives for the next 6-12 months, the Company decided that it was necessary to reorganize personnel, and approximately 9 employees, or 23% from the total personnel, were laid-off.

     The departments affected in principal were production, engineering and the Mobile Electronics Division. In the future, the Company will concentrate its efforts on sales, marketing and customer support.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2001 TO THE THREE MONTHS ENDED APRIL 30, 2000

     Net sales for the second quarter of fiscal 2001 were $1.4 million, as compared with $1.7 million in the second quarter of fiscal 2000, a decrease of $0.3 million, or 18%. The decrease in net sales is due in principal to the economic slowdown recorded in the last period. Subsequently, some of our large customers went out of business during this period.

     Cost of sales was $1.5 million in the second quarter of fiscal 2001, compared with $1.4 million in the second quarter of fiscal 2000, an increase of $0.1 million, or 7%. The cost was higher in the second quarter of 2001 compared with the second quarter of 2000 because in 2001 the Company scrapped inventory in amount of around $0.2 million. Consequently, the gross margin reported to net sales were negative 5.8% in the second quarter of 2001, compared with 17.6% in the second quarter of 2000.

     Sales and marketing expenses were $0.7 million in the second quarter of fiscal 2001, compared with $0.8 million in the second quarter of fiscal 2000. As a percentage of net sales, sales and marketing expenses increased to 50% in the second quarter of fiscal 2001 compared with 47% in the second quarter of fiscal 1999. The increase is the direct result of the decrease in the net sales.

     Research and development expenses were $0.3 million in the second quarter of fiscal 2001, same as in the second quarter of fiscal 2000. As a percentage of net sales, research and development expenses increased to 21% in the second quarter of fiscal 2001 compared with 18% in the second quarter of fiscal 2000. The increase is due in principal to the decrease in net sales.

     General and administrative expenses were $0.8 million in the second quarter of fiscal 2001, compared with $0.6 million in the second quarter of fiscal 2000. As a percentage of net sales, general and administrative expenses increased to 57% in the second quarter of fiscal 2001 compared with 35% in the second quarter of fiscal 2000. The increase is due primarily to the supplementary expenses incurred by the operation of the new Mobile Electronics Division.

     The Company's loss from operations was approximately $1.8 million in the second quarter of fiscal 2001 as compared with approximately $1.5 million in the second quarter of fiscal 2000.

     Interest income, net of interest expense, was $45,000 in the second quarter of fiscal 2001, compared with $130,000 in the second quarter of fiscal 2000, a decrease of $85,000.

     In the second quarter of fiscal 2001, the Company sold approximately 7,500 shares of CNET Networks stock. The Company realized a gain of approximately $74,000 from the sale of these shares.

     At the end of the second quarter of 2001, the Company adjusted the carrying value of its investments in affiliates, and recorded a loss from investments in amount of approximately $3.8 million.

     Net loss for the second quarter of fiscal 2001 was $5.0 million as compared with a net loss of $0.3 million in the second quarter of fiscal 2000.

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 2001 TO THE SIX MONTHS ENDED APRIL 30, 2000

     Net sales for the first six months of fiscal 2001 were $3.0 million, as compared with $3.2 million in the first six months of fiscal 2000, a decrease of $0.2 million, or 6%. The decrease in net sales is due in principal to the economic slowdown recorded in the last few months.

     Cost of sales was $2.9 million in the first six months of fiscal 2001, compared with $2.6 million in the first six months of fiscal 2000, an increase of $0.3 million, or 12%. As a percentage of net sales, gross margin was 1% in the first six months of fiscal 2001, compared with 6% in the first six months of fiscal 2000. The decrease, as a percentage of sales, primarily reflects the scraped inventory in amount of approximately $0.2 million recorded in the second quarter of fiscal year 2001.

     Sales and marketing expenses were $1.1 million in the first six months of fiscal 2001, compared with $1.5 million in the first six months of fiscal 2000. As a percentage of net sales, sales and marketing expenses decreased to 37% in the first six months of fiscal 2001 compared with 47% in the first six months of fiscal 2000. The decrease reflects the closing of three sales offices at the middle of the year 2000.

     Research and development expenses were $0.5 million in the first six months of fiscal 2000, same as in the first six months of fiscal 2000. As a percentage of net sales, research and development expenses increased to 17% in the first six months of fiscal 2001 compared with 16% in the first six months of fiscal 2000. The increase is due to the decrease in net sales.

     General and administrative expenses were $1.2 million in the first six months of fiscal 2001, compared with $1.0 million in the first six months of fiscal 2000. As a percentage of net sales, general and administrative expenses increased to 40% in the first six months of fiscal 2001 compared with 31% in the first six months of fiscal 2000. The increase is due primarily to the expenses of approximately $0.3 million incurred by operations of the new Mobile Electronics Division, which started its activity at the end of the year 2000.

     The Company's loss from operations was approximately $2.8 million in the first six months of fiscal 2001 compared with approximately $2.7 million in the first six months of fiscal 2000.

     Interest and rental income, net of interest and rental expense, was $0.5 million in the first six months of fiscal 2001, compared with $0.2 million in the first six months of fiscal 2000, an increase of $0.3 million. The increase primarily reflects rental income resulting from the sublease of a headquarters space in January 2001, for a period of three years.

     In the first six months of fiscal 2001, the Company sold shares of CNET stock and recorded a gain in amount of approximately $0.2 million, compared with a gain in amount of approximately $1.5 million in the first six months of fiscal 2000.

     In the second quarter of 2001, the Company adjusted the carrying value of its investments in affiliates, and recorded a loss from investments in amount of approximately $3.8 million.

     Net loss for the first six months of fiscal 2001 was $5.5 million compared with a net loss of $0.7 million in the first six months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2001, the Company had $0.3 million in cash and cash equivalents, a decrease of approximately $3.0 million over the same balances at the end of fiscal 2000 of approximately $3.3 million. Net cash used in operating activities increased from $1.5 million used in the six months ended April 30, 2000 to $2.9 million used for the same period in fiscal 2001. This increase is due primarily to the investment in Ningbo China, made in December 2000, and to the loss from operations.

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

     Net accounts receivable were $1.1 million at April 30, 2001, compared with $1.6 million at October 31, 2000, a decrease of $0.5 million, or 19%, while net inventories were $3.0 million at April 30, 2001, as compared with $1.2 million at October 31, 2000, an increase of $1.8 million. The decrease in accounts receivable reflects large collections in the first six months of fiscal 2001 and the write off of approximately $50,000 bad debts. The increase in inventory reflects the purchase of additional terminal and TeleCLIENT products during the period, and also the purchase of the inventory of Mobile Electronics Division products, in total amount of over $1.0 million.

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

RELIANCE ON FORECASTS

     The Company offers its products through various channels of distribution. Changes in the financial condition of, or in the Company's relationship with its distributors could cause actual operating results to vary from those expected. Also, the Company's customers generally order products on an as-needed basis. Therefore, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. The Company anticipates that the rate of new orders will vary significantly from month to month. The Company's manufacturing plans and expenditure levels are based primarily on sales forecasts. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenditure and inventory levels could be disproportionately high and the Company's operating results for that quarter, and potentially future quarters, would be adversely affected.

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

INVESTMENTS IN AFFILIATES

     Investments in affiliates represent approximately 28% of the Company's total assets at April 30, 2001. As a result, the Company's success will be adversely affected if the investees fail to execute their business plans. If there is impairment in the carrying value of the affiliate investments the Company will reduce the carrying of such investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of April 30, 2001, the Company had a long-term note receivable (the "Note") of $2.6 million. The Company received the Note, which bears interest at a fixed rate of 7.25% per annum, as partial consideration for the sale of the Company's headquarters facility in December 1998. The interest rate on the Note is fixed over the life of the Note, with principal and interest payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 17, 2001, the Company held its 2001 shareholders meeting. Proxy and Annual Report for the fiscal 2000 were sent to all the shareholders on file at February 25, 2001, and also were filed with SEC on February 28, 2001.

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

                                               TELEVIDEO, INC.
                                        ------------------------------
                                                (REGISTRANT)



DATE: June 14, 2001                 BY: /s/ K. PHILIP HWANG
                                        ------------------------------
                                            K. PHILIP HWANG
                                         CHAIRMAN AND C.E.O.
                                              AND ACTING
                                        CHIEF FINANCIAL OFFICER