Form 10-Q
period 2001-07-31
TELEVIDEO INC
filed 2001-09-14
CIK 353779

                            UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC 20549

                    ----------------------------

                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:            July 31, 2001
                                                   ----------------

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     ------------------    ------------------

                    Commission file number: 0-11552
                                            -------

                             Televideo, Inc.
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)


            Delaware                                        94-2383795
-------------------------------                   ------------------------------
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

The number of shares outstanding of registrant's Common Stock, as of August 31, 2001 is 11,307,000.
        -----------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q for TeleVideo Inc. (the "Company") for the third quarter ended July 31, 2001, includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         [The remainder of this page is intentionally left blank.]

                              TELEVIDEO, INC.

               INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  July 31,          October 31,
                               ASSETS               2001               2000
                                                -----------          -----------
                                                (Unaudited)         (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                      $     762           $   3,261
  Accounts receivable, net                           1,250               1,560
  Inventories, net                                   2,772               1,239
  Marketable Securities                                357               1,259
  Prepayments and other                                246                 761
  Notes receivable - current                            73                  73
                                                -----------          -----------
        Total current assets                         5,460               8,153
                                                -----------          -----------
PROPERTY, PLANT AND EQUIPMENT:
  Production equipment                                 671                 669
  Office furniture and equipment                     1,140               1,128
  Leased property under capital lease                6,270               6,270
                                                -----------          -----------
                                                     8,081               8,067
  Less accumulated depreciation                      2,743               2,401
                                                -----------          -----------
        Property, plant and equipment, net           5,338               5,666
                                                -----------          -----------
OTHER ASSETS                                             0                 166
INVESTMENTS IN AFFILIATES                            2,843               6,807
NOTE RECEIVABLE, LESS CURRENT PORTION                2,503               2,557
                                                -----------          -----------
        Total assets                             $  16,144           $  23,349
                                                ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Obligation under capital lease - current       $     296           $     296
  Accounts payable                                     891                 808
  Notes Payable                                      1,000                   0
  Accrued liabilities                                1,196               1,238
  Income taxes                                        (351)                 85
  Deferred gain on sale of land and building -
    current                                            845                 845
                                                -----------          -----------
        Total current liabilities                    3,877               3,272
                                                -----------          -----------
  Obligation under capital lease - long-term         5,516               5,516
  Deferred gain on sale of land and building -
    long-term                                        5,822               6,245
                                                -----------          -----------
        Total liabilities                           15,215              15,033
                                                -----------          -----------

STOCKHOLDERS' EQUITY:


  Common stock, $.01 par value:
    Authorized--20,000,000 shares
    Outstanding--11,307,000 shares at
      August 31, 2001 and 11,307,000 shares
      at October 31, 2000                              454                 454
  Additional paid-in capital                        95,736              95,734
  Accumulated other comprehensive income, net       (6,235)              1,153
  Accumulated deficit                              (89,026)            (89,025)
                                                -----------          -----------
        Total stockholders' equity                     929               8,316
                                                -----------          -----------
        Total liabilities and stockholders'
          equity                                 $  16,144           $  23,349
                                                ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                TELEVIDEO, INC.

               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2001 AND JULY 31, 2000
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)

                                                               Three Months Ended       Nine Months Ended
                                                                     July 31,               July 31,
                                                              --------------------    --------------------
                                                                2001        2000        2001        2000
                                                              --------    --------    --------    --------
NET SALES                                                     $  1,644    $  1,729    $  4,624    $  4,946

COST OF SALES                                                    1,320       1,614       4,261       4,622
                                                              --------    --------    --------    --------

GROSS PROFIT                                                       324         115         363         324

OPERATING EXPENSES:
  Sales and marketing                                              388         545       1,491       1,996
  Research and development                                         182         266         713         740
  General and administration                                       536         512       1,713       1,546
                                                              --------    --------    --------    --------
        Total operating expenses                                 1,106       1,323       3,917       2,959
                                                              --------    --------    --------    --------
        Loss from operations                                      (782)     (1,208)     (3,554)     (3,958)

INTEREST INCOME, net                                                42         146         147         285

OTHER INCOME, net                                                  391          80       1,069         549
GAIN FROM SALE OF SECURITIES                                         0       4,161         240       5,696

AFFILIATES EQUITY LOSS                                            (203)          0        (930)          0
UNREALIZED LOSS ON SECURITIES                                     (778)          0      (3,831)          0
                                                              --------    --------    --------    --------
(Loss) income before income tax                                 (1,330)      3,103      (6,859)      2,572
                  Income Tax Expenses                                3           4           3         172
                                                              --------    --------    --------    --------
         Net (loss) income                                    $ (1,333)   $  3,099    $ (6,862)   $  2,400
                                                              ========    ========    ========    ========

Net (loss) income per share,
                  basic and diluted                           $   (.12)   $    .27    $   (.61)   $    .21
                                                              ========    ========    ========    ========

Weighted average shares outstanding                             11,307      11,310      11,307      11,299
                                                              ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                 TELEVIDEO, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE NINE MONTHS ENDED JULY 31, 2001 AND JULY 31, 2000
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                           July 31,
                                                                     ------------------
                                                                      2001       2000
                                                                     -------    -------
CASH FLOW FROM OPERATING ACTIVITIES:

Net cash used in operating activities                                $(3,495)   $(2,172)
                                                                     -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Net proceeds from sale of land and building                             --         --
  Net additions to property, plant and equipment                          --        (27)
  Net cash used in investments                                        (2,000)    (5,040)
  Proceeds from Ningbo China                                           1,280        --
  Proceeds from sales of CNET stock                                       87      4,368
  Note receivable                                                         54         56
                                                                     -------    -------
Net cash (used in) provided by
                  investing activities                                  (579)      (643)
                                                                     -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                  --         32
  Loans                                                                1,575         --
  Payments on lease obligations                                           --       (176)
                                                                     -------    -------
Net cash provided by (used in)
               financing activities                                    1,575        (98)
                                                                     -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (2,499)    (2,959)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE PERIOD                                                        3,261      4,487
                                                                     -------    -------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                   $   762    $ 1,528
                                                                     =======    =======

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

         Because the stock price decreased again, we were required to pay off another portion of this loan. The Company decided not to sell shares, and we loaned approximately $200,000 from Gem Management, Inc., a company owned by the majority shareholder's spouse, Gemma Hwang. The unsecured loan bears annual interest at a prime rate with principal and interest due when the Company will receive the next payment of $450,000 from the contract with Ningbo China.

         In May 2001 the Company obtained a line of credit from Gemma Hwang in amount of $3.5 million, including the previous loan of $199,500. The Company can borrow money under this line of credit when there will be financial difficulties, in order to assure the continuity of the operations. In consideration of Gemma Hwang loan to the Company, the Company pleads and grants to Gemma Hwang a secured interest in the following described property:

a) 15,278 shares of the common stock of Xeline (Keyin Telecom);

b) 45,000 shares of the common stock of Biomax;

c) 285,714 shares of the common stock of Synertech;

d) 30% from the TeleVideo Ningbo China equity, equivalent to 30% of the outstanding shares of this company;

e) any and all intellectual property of TeleVideo, including but not limited to patents, hardware and software engineering documents;

f) any and all trademarks, trade names and intangible assets of TeleVideo.

         Under this line of credit, which bears interest at 8% per annum, payable monthly, the Company received $300,000 in June 2001, and $500,000 in July 2001. On August 31, 2001 the outstanding balance for this loan were $999,500.

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

                                 July 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information at July 31, 2001 and for the nine months ended July 31, 2001 and 2000 include all adjustments that the management of the company believes are necessary for fair presentation for the results of the periods presented.

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

     INVENTORIES

         Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) or both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $0.5 million at both July 31, 2001 and October 31, 2000, respectively:


                                             July 31,          October 31,
                                              2001                 2000
                                           -----------         -----------
       Purchased parts and subassemblies    $     83           $      98
       Work-in-process                           308                 314
       Finished goods                          2,381                 827
                                           -----------         -----------
                                            $  2,772           $   1,239
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

               Production equipment               1-10 years
               Office furniture                   1-10 years
               Leased property                    15 years

     LOSS PER SHARE

         Loss per share is based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period.

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

        During the second and third quarters of fiscal 2001, due to the change in financial position of K&T Telecom, the Company adjusted the carrying value of this investment on the financial statements from $600,000 to $274,230.

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

        During the second and third quarters of fiscal 2001, due to the change in financial position of Alpha Technology, the Company adjusted the carrying value of this investment on the financial statements from $600,000 to $418,033.

        Also, the Company is considering the possibility to withdraw from this joint venture in the next period.

        Ningbo China

        In October 2000, the Company invested $1,000,000 in Televideo (China) Co., Ltd. (Ningbo China) for a 10% interest. The Company has agreed to invest an additional $2,000,000 in December 2000. The total investment will represent a 30% interest in this company, which will manufacture computer terminals and monitors. This investment is currently accounted for using the equity method.

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

        During December 2000, the Company received approximately $960,000 from Ningbo China. In January 2001 and April 2001, the Company received additional $120,000 and $200,000, respectively. The Company is in process to reschedule the payment for the difference of $450,000 from $650,000 for the year 2001, and, probably, it will be received at the beginning of the next year.

        In the third quarter of fiscal 2001, because a couple of investors have withdrew from this joint venture, the capital of Ningbo was decreased to around $5.0 million, from an initial amount of 10.0 million. Due to this fact, the Chinese government asked Ningbo to change the initial agreement with TeleVideo and to record the payments made by Ningbo to TeleVideo as withdraw of investment, instead payments for the technology and training. The Company agreed with this change, and, consequently, we reduced the amount showed as investment on the financial statements from $3.0 million to $1.7 million.

        Also, due to the change in financial position of Ningbo, the Company adjusted the carrying value of this investment on the financial statements from $1.7 million to $1.5 million.

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

        During the fiscal year 2000, the Company recognized gains from the sales of CNet stocks of $10.1 million. On August 31, 2001, the Company owned approximately 32,500 shares of CNET common stock and the market value was approximately $9.18 per share.

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


        Xeline (Keyin Telecom) Co. Ltd.

        On May 12, 2000, the Company purchased for $2,522,972 an aggregate of 15,278 ordinary shares of Xeline Co. Ltd. Xeline is a private company located in Seoul, Korea, engaged in developing power line technology for electricity transportation. The Company's investment in Xeline represents a 5.75% interest in this corporation. The investment is accounted for on the cost method of accounting.

        The Company has the right to participate in future sales of Xeline securities to maintain its proportionate interest in Xeline. In the event the Company wants to sell all or a portion of its shares, it has given Xeline (Keyin) and its controlling shareholder, who is also its President and Chief Executive Officer, a right of first refusal to purchase the shares.

        Xeline also agreed to keep the Company expressly advised regarding certain specified events and transactions that could materially impact Xeline's business, capital structure and financial condition. Xeline has agreed that it will not transfer its power line communications (PLC) technology to a third party without the prior written consent of the Company, except in the context of a strategic technology transfer agreement approved by the Xeline Board. The restrictions and promises in the agreement will terminate at such time when the Company sells at least 70% of the shares it acquired under the agreement.

        The investment agreement also contemplates that TeleVideo will participate in a strategic alliance with Xeline under the terms of which TeleVideo will support Xeline in its overseas marketing and sales activities related to Xeline's PLC technology. In addition, TeleVideo and Xeline will cooperate to incorporate Xeline's PLC technology into TeleVideo's computer products, including the TeleCLIENT series. The parties contemplate entering into a separate sale and marketing agreement to fully document the terms and conditions of the strategic relationship.

        During the second quarter of fiscal 2001, due to the change in financial position of Xeline, the Company adjusted the carrying value of this investment on the financial statements from $2,522,972 to $277,058.

        Synertek, Inc.

        In June 2000, the Company purchased for $1,000,000 in cash an aggregate of 285,714 shares of common stock of Synertek, Inc., a Nevada corporation, representing an 8% interest in this company. Synertek, Inc. manufactures and sells handheld digital multimedia and communications appliances. The cash investment is accounted for on the cost method of accounting.

        During the third quarter of fiscal 2001, due to the change in financial position of Synertek, the Company adjusted the carrying value of this investment on the financial statements from $1,000,000 to 221,203.

3.   LETTER OF CREDIT AGREEMENT

        At August 31, 2001, the Company had no letters of credit agreements.

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

         None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2001 TO THE THREE MONTHS ENDED JULY 31, 2000

         Net sales for the third quarter of fiscal 2001 were $1.6 million, as compared with $1.7 million in the third quarter of fiscal 2000, a decrease of $0.1 million, or 6%. The decrease in net sales is due in principal to the economic slowdown recorded in the last period. Subsequently, some of our large customers went out of business during this period.

         Cost of sales was $1.3 million in the third quarter of fiscal 2001, compared with $1.6 million in the third quarter of fiscal 2000, a decrease of $0.3 million, or 19%. The principal reason for the decrease in cost of sales is that in the third quarter of 2001, the Company restructured its manufacturing facility and approximately 50% from production workforce was laid-off. Also, the decrease in the cost of sales is the result of the Company's efforts to promote products with the most profitable costs and prices.

         Consequently, the gross margin reported to net sales was 19% in the third quarter of 2001, compared with 6% in the third quarter of 2000.

         Sales and marketing expenses were $0.4 million in the third quarter of fiscal 2001, compared with $0.5 million in the third quarter of fiscal 2000, a decrease of $0.1 million or 20%.

         As a percentage of net sales, sales and marketing expenses decreased to 25% in the third quarter of fiscal 2001 compared with 29% in the third quarter of fiscal 2000. The decrease of marketing expenses is the direct result of the Company's efforts to lower its overall costs.

         Research and development expenses were $0.2 million in the third quarter of fiscal 2001, compared with $0.3 in the third quarter of fiscal 2000. As a percentage of net sales, research and development expenses decreased to 13% in the third quarter of fiscal 2001 compared with 18% in the third quarter of fiscal 2000. The decrease is due in principal to the decrease in salary expenses for research and development, after a restructuring process in the third quarter of 2001.

         General and administrative expenses were $0.5 million in the third quarter of fiscal 2001, same as in the third quarter of fiscal 2000. As a percentage of net sales, general and administrative expenses increased to 31% in the third quarter of fiscal 2001 compared with 29% in the third quarter of fiscal 2000. The increase is due primarily to the decrease in the net sales.

         The Company's loss from operations was approximately $0.8 million in the third quarter of fiscal 2001 as compared with approximately $1.2 million in the third quarter of fiscal 2000.

         Interest income, net of interest expense, was $39,000 in the third quarter of fiscal 2001, compared with $146,000 in the third quarter of fiscal 2000, a decrease of $85,000.

         Other incomes, net of other expenses, were $0.4 million in the third quarter of 2001, compared with $0.1 million in the same period of fiscal 2000. The increase primarily reflects rental income resulting from the sublease of a headquarters space in January 2001, for a period of three years.

         In the third quarter of fiscal 2000, the Company sold a portion of its shares of CNET Networks stock and the Company recorded a gain of approximately $4.0 million from the sale of these shares. In the third quarter of 2001, the Company didn't record any gain from the sale of stocks.

         In the third quarter of 2001, the Company adjusted the carrying value of its investments in affiliates, and recorded a loss from investments in amount of approximately $1.0 million.

         Net loss for the third quarter of fiscal 2001 was $1.3 million as compared with a net income of $3.1 million in the third quarter of fiscal 2000.


COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2001 TO THE NINE MONTHS ENDED JULY 31, 2000

         Net sales for the first nine months of fiscal 2001 were $4.6 million, as compared with $4.9 million in the first nine months of fiscal 2000, a decrease of $0.3 million, or 6%. The decrease in net sales is due in principal to the economic slowdown recorded in the last year.

         Cost of sales was $4.3 million in the first nine months of fiscal 2001, compared with $4.6 million in the first nine months of fiscal 2000, a decrease of $0.3 million, or 7%. As a percentage of net sales, gross margin was 8% in the first nine months of fiscal 2001, compared with 6% in the first nine months of fiscal 2000. The increase in gross margin, as a percentage of sales, primarily reflects a bigger decrease in cost of sales compared with the decrease in net sales, as percent.

     Sales and marketing expenses were $1.5 million in the first nine months of fiscal 2001, compared with $2.0 million in the first nine months of fiscal 2000. As a percentage of net sales, sales and marketing expenses decreased to 33% in the first nine months of fiscal 2001 compared with 41% in the first nine months of fiscal 2000. The decrease reflects the closing of three sales offices in 2000, and the results of the Company's efforts to reduce all categories of expenses.

         Research and development expenses were $0.7 million in the first nine months of fiscal 2001, same as in the first nine months of fiscal 2000. As a percentage of net sales, research and development expenses increased to 15% in the first nine months of fiscal 2001 compared with 14% in the first nine months of fiscal 2000. The increase is due to the decrease in net sales.

         General and administrative expenses were $1.7 million in the first nine months of fiscal 2001, compared with $1.5 million in the first nine months of fiscal 2000. As a percentage of net sales, general and administrative expenses increased to 40% in the first nine months of fiscal 2001 compared with 31% in the first nine months of fiscal 2000. The increase is due primarily to the expenses of approximately $0.3 million incurred by operations of the new Mobile Electronics Division, which started its activity at the end of the year 2000.

         The Company's loss from operations was approximately $3.6 million in the first nine months of fiscal 2001 compared with approximately $4.0 million in the first nine months of fiscal 2000.

         Other incomes, net of other expenses, were $1.2 million in the first nine months of fiscal 2001, compared with $0.8 million in the first nine months of fiscal 2000, an increase of $0.4 million. The increase primarily reflects rental income resulting from the sublease of a headquarters space in January 2001, for a period of three years.

         In the first nine months of fiscal 2001, the Company sold shares of CNET stock and recorded a gain in amount of approximately $0.2 million, compared with a gain in amount of approximately $5.7 million in the first nine months of fiscal 2000.

         In the second and the third quarter of 2001, the Company adjusted the carrying value of its investments in affiliates, and recorded a loss from investments in amount of approximately $3.8 million and $1.0 million, respectively.

         Net loss for the first nine months of fiscal 2001 was $6.9 million compared with a net income of $2.4 million in the first nine months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2001, the Company had $0.8 million in cash and cash equivalents, a decrease of approximately $2.5 million over the same balances at the end of fiscal 2000 of approximately $3.3 million. Net cash used in operating activities increased from $2.2 million used in the nine months ended July 31, 2000 to $3.5 million used for the same period in fiscal 2001. This increase is due primarily to the loss from operations.

         In December 2000, the Company subleased a part of its headquarter space. The leasing agreement is for a period of three years, beginning January 2001, and this will bring a monthly income of approximately $81,000. This sublease will not affect the company manufacturing facilities.

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

         Net accounts receivable were $1.3 million at July 31, 2001, compared with $1.6 million at October 31, 2000, a decrease of $0.3 million, or 19%, while net inventories were $2.8 million at July 31, 2001, as compared with $1.2 million at October 31, 2000, an increase of $1.6 million. The decrease in accounts receivable reflects large collections in the first six months of fiscal 2001 and the write off of approximately $50,000 bad debts. The increase in inventory reflects the purchase of additional terminal and TeleCLIENT products during the period, and also the purchase of the inventory of Mobile Electronics Division products, in total amount of over $1.0 million.


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

RELIANCE ON FORECASTS

          The Company offers its products through various channels of distribution. Changes in the financial condition of or in the Company's relationship with its distributors could cause actual operating results to vary from those expected. Also, the Company's customers generally order products on an as-needed basis. Therefore, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. The Company anticipates that the rate of new orders will vary significantly from month to month. The Company's manufacturing plans and expenditure levels are based primarily on sales forecasts. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenditure and inventory levels could be disproportionately high and the Company's operating results for that quarter, and potentially future quarters, would be adversely affected.

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

INVESTMENTS IN AFFILIATES

         Investments in affiliates represent approximately 18% of the Company's total assets at July 31, 2001. As a result, the Company's success will be adversely affected if the investees fail to execute their business plans. If there is impairment in the carrying value of the affiliate investments the Company will reduce the carrying of such investments.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of July 31, 2001, the Company had a long-term note receivable (the "Note") of $2.6 million. The Company received the Note, which bears interest at a fixed rate of 7.25% per annum, as partial consideration for the sale of the Company's headquarters facility in December 1998. The interest rate on the Note is fixed over the life of the Note, with principal and interest payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

         Because the interest rate on the Note is fixed for the term of the Note, any change in interest rates would not affect the Company's earnings or cash flows if it chose to hold onto the note, although a change in interest rates could affect the market value of the Note if the Company chose to sell the note prior to maturity.

                             PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 5. OTHER INFORMATION

         At the end of May 2001, after analyzing the objectives and performance for the last 6 months and the objectives for the next 6-12 months, the Company decided that it was necessary to reorganize personnel, and 9 employees, or 23% from the total personnel, were laid-off.

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

                                                  TELEVIDEO, INC.
                                           ------------------------------
                                                   (REGISTRANT)



DATE: September 14, 2001                   BY:   /s/ K.PHILIP HWANG
                                           ------------------------------
                                                K.PHILIP HWANG
                                              CHAIRMAN AND C.E.O.
                                                 AND ACTING
                                             CHIEF FINANCIAL OFFICER