Form 10-K
period 2001-10-31
TELEVIDEO INC
filed 2002-02-13
CIK 353779

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

/x/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED: OCTOBER 31, 2001

OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                              TO

COMMISSION FILE NUMBER: 0-11552

TELEVIDEO, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	94-2383795 (IRS EMPLOYER IDENTIFICATION NO.)

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

YES /x/  NO / /

      THE APPROXIMATE AGGREGATE MARKET VALUE OF REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES ON FEBRUARY 5, 2002 (BASED UPON THE CLOSING SALES PRICE OF SUCH STOCK AS REPORTED IN THE OVER THE COUNTER MARKET AS OF SUCH DATE) WAS $1,357,200.

      AS OF FEBRUARY 5, 2002, 11,310,000 SHARES OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

      DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the Registrant's Definitive Proxy Statement to be used in connection with Registrant's Annual Meeting of Stockholders to be held on April 16, 2002 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        This Annual Report on Form 10-K for the fiscal year ended October 31, 2001 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the company's operations and other such matters are forward-looking statements. These kinds of statements are signified by words such as "believes," "anticipates," "expects," "intends," "may," "will", and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the company, changes in law or regulations and other factors, many of which are beyond control of the company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

(Remainder of this page was intentionally left blank)

INTRODUCTORY STATEMENT

        References in this Form 10-K to "TeleVideo," the "Registrant," "We" or the "Company" refer to TeleVideo, Inc. and its subsidiaries unless the context indicates otherwise. This report contains registered and unregistered trademarks of other companies.

PART I

ITEM 1. BUSINESS

THE COMPANY

        Founded in 1975, TeleVideo is a market leader providing innovative high performance terminal and network computer products to the business and consumer markets. The Company markets its products worldwide primarily through distributors, value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs").

        The Company first became a leader in the video display terminal industry by introducing a new generation of "smart" terminals based on the Intel microprocessor at a time when dumb terminals were the industry standard. TeleVideo holds a number of proprietary terminal emulations, including the TV910 and TV9425, which have been an industry standard for more than 15 years and are currently used in millions of terminals worldwide. Today, TeleVideo is utilizing its expertise in server-based network computing to forge new ground in delivering thin-client solutions. Thin-client is used to define a terminal category, which doesn't have local storage devices, all the data having been saved on the server.

PRODUCTS

TeleCLIENT Family

        TeleVideo's TeleCLIENT products consist of a family of thin-client Windows-based terminals. The TC7010 is a stand-alone design that can be connected to a variety of monitors to meet specific needs. The TC7155 and TC7175 are integrated units with 15 and 17-inch color CRT monitors, respectively. The TeleCLIENT TC7300 Series is a fully integrated Windows-based thin-client with a built-in high-resolution thin film transistor (TFT) LCD screen. Bundled as an all-in-one design, the TC7300 Series is designed for use in limited workspaces.

        In November 2001, TeleVideo introduced its latest line of products, TeleCLIENT TC7020 and TC7380, which are the wireless-touch screen versions of the TC7010 and TC7370 respectively. The all-in-one LCD flat panel and stand-alone Thin Clients come with built-in hardware and software to support wireless LAN connectivity. Through a built-in mini PCI slot, both TC7380 flat panel and TC7020 stand-alone Thin Clients can support widely available wireless LAN options using the 802.11b wireless protocol. Their availability will make deployment much easier and cost effective for IT departments and businesses than conventional wired deployments. Also, the all-in-one TC7380 LCD flat panel Thin Client comes with a touch screen display. The TC7380 utilizes a resistive touch screen that allows users to access application commands through touch activated prompts on the screen. This allows IT professionals and users in many industries such as point-of-sale, healthcare, financial and education to increase efficiency and productivity. The TC7020 stand-alone Thin Client also has built-in software that will support optional touch screen enabled monitors.

        The TeleCLIENT family of products is designed for use in the healthcare, government, education, retail and other task-oriented client/server based computing environments. TeleVideo's thin-clients are accelerated by a Pentium-class 300MHz microprocessor. Windows CE powers TeleCLIENT thin-clients, which enable fast and easy access to business-critical applications.

        The TeleCLIENT family of products also provides flexibility to choose the Remote Desktop Protocol that executes either the Windows NT 4.0 Terminal Server Edition, or the Citrix ICA protocol through Citrix MetaFrame or WinFrame. Windows CE gives the TC7010, TC7020, TC7155, TC7175 and the TC7300 Series server-side access to popular Windows-based business applications such as the Microsoft Office suite and Java, as well as the Internet.

        In addition, our TeleManager software provides complete remote administration of TeleCLIENT from one central location.

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

        The TeleVideo 995-65 14-inch monochrome terminal allows the user Alpha Windowing capability at a non-windowing price for new or existing software applications. The windows capability provides increased productivity for applications running on UNIX. The 995 also has a power management screen saver, which protects the environment and promotes energy conservation.

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

        During the fiscal 2001, the demand for this product was at a lower level than we have expected, and the Company is analyzing the possibility to retire it from production.

Auto Safety Devices

        In October 2000, the Company introduced a new line of products, mobile electronics, represented by Alladin-2000 and Mobile Secretary KFH-2001K. Also, during the fiscal year 2001, the Company introduced another auto safety product, Back-Up View.

        The Aladdin A-2000 is an advanced two-way remote vehicle starting and security system, providing around-the-clock surveillance and security. The interactive bi-directional remote control is in constant communication with the system module, allowing the vehicle to be monitored closely through visual warning and audible or vibrating alarm.

        The Mobile Secretary is designed to allow the safe use of cellular phones while driving, and the Back-Up View is a system who can detect if there is an obstacle at a certain distance behind the vehicle, when the car is moving back.

        Due to the high level of competition on the market of these products, the Company didn't meet its goals regarding sales and revenue expected for the first two quarters of the fiscal 2001. Consequently, in the third quarter of the fiscal 2001 we have decided to discontinue the production of auto safety devices.

PRODUCT DEVELOPMENT

        TeleVideo serves markets that are characterized by rapid technological change and the Company has continuous ongoing programs to develop new products. Although the Company's research and development staff consists of 5 employees as of December 10, 2001, engineers from participating companies support various joint projects of the Company. During fiscal 2001, TeleVideo spent approximately $0.8 million on Company-sponsored research and development. Company-sponsored research and development expenses for fiscal 2000 and 1999 were approximately $0.9 million and $0.6 million, respectively. The Company did not engage in any customer-sponsored research and development program during such years.

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

SALES, MARKETING AND CUSTOMERS

        North American sales are handled from TeleVideo sales offices located in San Jose, California, Lake Forest, California and Hoffman Estates, Illinois. Products are sold through distributors, mass merchants, retail stores, VARs, systems integrators and OEMs.

        Products sold in Europe, Asia Pacific, Africa and Latin America are handled by the Company's office in San Jose, California through distributors, OEMs and international representatives. The Company also appointed, in fiscal 2001, an agent in the United Kingdom to manage existing customer relationships and to build new ones throughout Europe. In September 2001, the Company appointed a new agent in the Netherlands, simultaneous with the termination of the contract with the agent from the United Kingdom.

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

        TeleVideo, through its headquarters' marketing and supporting staff, continues to work closely with its distributors, mass merchants, retail stores, VARs, systems integrators and original OEMs. TeleVideo's marketing staff also provides the customers with training, sales and promotional materials, cooperative advertising programs, trade show participation and sales leads. The marketing organization also leads the product marketing role giving direction to product management and competitive positioning. The Company spent approximately 3% ($0.2 million), 3% ($0.2 million) and 9% ($0.7million) of its net revenues on advertising in fiscal 2001, 2000 and 1999, respectively.

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

        For the fiscal year ended October 31, 2001, no single customer represented 10% or more of total net revenue, compared with the fiscal 2000, when TeleVideo's largest customer amounted for 12% of the Company's sales. TeleVideo's sales terms are 1typically net 30 or net 45 days.

INTERNATIONAL SALES

        The Company had export sales (primarily to Europe, Asia and Latin America) of approximately $1.7 million in fiscal 2001 (representing 24.7% of total net sales), $2.4 million in fiscal 2000 (34.0% of total sales) and $1.6 million in fiscal 1999 (19.4% of total net sales). In fiscal 2001, the Company appointed an agent in the United Kingdom to manage existing customer relationships and to build new ones throughout Europe. The Company is evaluating the feasibility of establishing a fully equipped TeleVideo presence in Europe but has made no commitments in this regard.

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

JOINT VENTURE AND INVESTMENT ACTIVITY

Equity Method

Applied Photonics Technology, Inc.

        On April 16, 1997, the Company entered into a Common Stock Purchase Agreement with Applied Photonics Technology, Inc. (APT), a California corporation, whereby the Company purchased a 30% interest in APT for $3.0 million.2

        During the fiscal year ended October 31, 1998, the Company wrote off its equity investment, related goodwill, and note receivable of approximately $4.1 million. During 1999, the Company granted and wrote off loans and advances to APT totaling $426,000. The Company has not guaranteed any obligations of APT and has made no commitments to provide additional financial support to APT.

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

K&T Telecom, Inc.

        In July 2000, the Company purchased for $600,000 in cash an aggregate of 9,608 shares of stock of K&T Telecom, Inc. K&T Telecom, Inc. is a Korean company; and its main activity is manufacturing telecommunication and electronics devices, including a hands-free accessory and collision sensors. The Company's investment in K&T Telecom, Inc. represents a 49% interest in this privately held corporation. The investment is accounted for on the equity method of accounting.

        If K&T Telecom, Inc. subsequently increases its capital, TeleVideo will be given the opportunity to participate in the stock issuance in order to maintain the percentage of stock currently held by TeleVideo.

        During the fiscal year 2001, due to the decrease in the estimated fair market value of K&T Telecom, the Company decreased the carrying value of this investment on the financial statements from $600,000 to $274,230, proportionally with its interest in this company.

        Also, the Company is considering the possibility to withdraw from this joint venture.

Alpha Technology, Inc.

        In August 2000, the Company purchased for $650,000 in cash an aggregate of 9,608 shares of stock of Alpha Technology, Inc. Alpha Technology, Inc. is a Korean company, manufacturing electronic and car accessories, including two way car alarm systems. The Company's investment in Alpha Technology, Inc. represents a 49% interest in this privately held corporation. The investment is accounted for on the equity method of accounting.

        If Alpha Technology, Inc. increases its capital thereafter, TeleVideo will be given the opportunity to participate in the stock issuance in order to maintain the percentage of stock held currently by TeleVideo.

        In the fiscal year 2001, due to the decrease in the estimated fair market value of Alpha Technology, the Company adjusted the carrying value of this investment on the financial statements from $600,000 to $418,033.

        In November 2001, the Company decided to withdraw from this joint venture, and to sell our interest in Alpha Technology to Gem Management, a company owned by Gemma Hwang, Dr. Hwang's wife.

        In exchange for the 9,608 shares of Alpha Technology, the amount of approximately $418,000 (the value of transaction and the book value of Alpha Technology investment as of July 31, 2001) will be deducted from the Note Payable owed by TeleVideo to Gem Management. Before the transaction, the Company owed to Gem Management $1.5 million, bearing an annual interest of 8%.

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

        During December 2000, the Company received approximately $1,000,000 from Ningbo China. In January 2001 and April 2001, the Company received additional $120,000 and $200,000, respectively. The difference up to $1,400,000 was expensed as government and transfer fees. The Company agreed with Ningbo to reschedule the payment for the remaining amount of $1,100,000 as follows: $150,000 to be paid in June 2002, $250,000 to be paid in September 2002, $300,000 to be paid in December 2002 and $400,000 to be paid by March 31, 2003.

        In the third quarter of fiscal 2001, because a couple of investors have withdrawn from this joint venture, the capital of Ningbo was decreased to around $5.0 million, from an initial amount of 10.0 million. Due to this fact, the Chinese government asked Ningbo to change the initial agreement with TeleVideo and to record the payments made by Ningbo to TeleVideo as withdraw of investment, instead of payments for the technology and training. The Company agreed with this change, and, consequently, we have reduced the amount showed as investment on the financial statements from $3.0 million to $1.7 million.

        Also, due to the decrease recorded in the estimated fair market value of Ningbo, the Company adjusted the carrying value of this investment on the financial statements from $1.7 million to $1.5 million, proportionally with its interest in this company.

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

        During the fiscal year 2000 and 2001, the Company recognized gains from the sales of CNet stocks of $10.1 million and $0.3 million respectively.

        On January 10, 2002, the Company owned approximately 32,500 shares of CNET common stock and the market value was approximately $9.00per share.

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

        In November 2001, the Company decided to pay back a portion from the Gem Management's loan with the funds deposited in Korea, which were in a total amount of approximately $64,000. Before the transaction, the Company owed to Gem Management $1.5 million, bearing an annual interest of 8%.

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

        During the fiscal 2001, due to the decrease in the estimated fair market value of Biomax, the Company adjusted the carrying value of this investment on the financial statements from $917,431 to $115,978, proportionally with its interest in this company.

Xeline (Keyin) Telecom Co. Ltd.

        On May 12, 2000, the Company purchased for $2,522,972 an aggregate of 15,278 ordinary shares of Xeline (Keyin) Telecom Co. Ltd. ("Xeline"). Xeline is a private company located in Seoul, Korea, which is engaged in developing power line technology for electricity transportation. The Company's investment in Keyin represents a 5.75% interest in this corporation. The investment is accounted for on the cost method of accounting.

        The Company has the right to participate in future sales of Xeline (Keyin) securities to maintain its proportionate interest in Xeline (Keyin). In the event the Company wants to sell all or a portion of its shares, it has given Xeline (Keyin) and its controlling shareholder, who is also its President and Chief Executive Officer, a right of first refusal to purchase the shares.

        Xeline (Keyin) also agreed to keep the Company expressly advised regarding certain specified kinds of events and transactions that could materially impact Xeline (Keyin)'s business, capital structure and financial condition. Xeline (Keyin) has agreed that it will not transfer its power line communications ("PLC") technology to a third party without the prior written consent of the Company, except in the context of a strategic technology transfer agreement approved by the Xeline (Keyin) Board. The restrictions and promises in the agreement will terminate at such time as the Company has sold at least 70% of the shares it acquired under the agreement.

        The investment agreement also contemplates that TeleVideo will participate in a strategic alliance with Xeline (Keyin) under the terms of which TeleVideo will support Xeline (Keyin) in its overseas marketing and sales activities related to Xeline (Keyin)'s PLC technology. In addition, TeleVideo and Xeline (Keyin) will cooperate to incorporate Xeline (Keyin)'s PLC technology into TeleVideo's computer products, including the Tele-Client series. The parties contemplate entering into a separate sales and marketing agreement to more fully document the terms and conditions of the strategic relationship.

        During the fiscal year 2001, due to the decrease of the estimated fair market value of Xeline (Keyin), the Company adjusted the carrying value of this investment on the financial statements from $2,522,972 to $308,755, proportionally with its interest in this company.

Synertek, Inc.

        In June 2000, the Company purchased for $1,000,000 in cash an aggregate of 285,714 shares of common stock of Synertek, Inc., a Nevada corporation, representing an 8% interest in this company. Synertek, Inc. manufactures and sells handheld digital multimedia and communications appliances. The cash investment is accounted for on the cost method of accounting.

        During the fiscal year 2001, due to the change in financial position of Synertek, the Company adjusted the carrying value of this investment on the financial statements from $1,000,000 to $211,528, proportionally with its interest in this company.

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

PRODUCTION

        The Company subcontracts substantially all of the manufacturing of its products to manufacturers in Taiwan, the People's Republic of China and South Korea. The testing, inspection and some minor assembly work are done at our California headquarters. We believe our current 3facilities in California will continue to be adequate for our purposes for the foreseeable future.

        The Company's largest supplier accounted for approximately 51% (approximately $1.9 million) of net purchases in fiscal 2001. Loss of this supplier might have an adverse effect on the product supply of the Company. The Company believes, however, that in most cases, alternative sources of supply could be arranged as and when needed by the Company. To date, TeleVideo has not experienced any significant difficulties or delays in production of its products.

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

EMPLOYEES

        As of January 10, 2002, the Company's full-time employees totaled 31, as compared with 38 reported at the end of fiscal 2000. Of the total number of employees, 15 are engaged in product research, engineering, development and manufacturing, 8 in marketing and sales and 8 in general management and administration. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical, marketing and management personnel.

        None of the Company's employees are subject to a collective bargaining agreement or represented by a union, and the Company has never experienced a work stoppage. We believe that our employee relations are good.

ITEM 2. PROPERTIES

        The Company's headquarters, research and development and administrative operations are housed in a 69,630 square foot building located on 2.5 acres in San Jose, California. On December 28, 1998, the Company sold the building and has leased it back. The aggregate monthly lease amounts are $114,000. Please refer to Note 9 of the financial statements ("Sale and Leaseback of Building") for additional details. The lease expires on December 31, 2013.

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

ITEM 3. LEGAL AND OTHER PROCEEDINGS

LEGAL PROCEEDINGS

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

EXECUTIVE OFFICERS

        The following sets forth certain information with regard to executive officers of TeleVideo (ages are as of January 10, 2002):

Executive Officer	Age	Position
Dr. K. Philip Hwang	66	Chairman of the Board and Chief Executive Officer, acting Principal Financial and Accounting Officer TeleVideo, Inc.
Jun Keun Yum	50	Vice President of Operations, Chief Technology Officer and Director of Sales TeleVideo, Inc.

        Dr. K. Philip Hwang, age 66, is the founder of the Company and has been Chairman of the Board and Chief Executive Officer since October 1976. From August 1990 to April 1991 and from June 2000 to present, he has served as the Acting Chief Financial Officer. Dr. Hwang is also a member of the Board of Directors of Biomax Co., Ltd.

        Jun Keun Yum, age 50, joined TeleVideo in January 1999 as Vice President of Operations and Chief Technology Officer. From February 2000 to present, he served as the Vice President of Sales. Mr. Yum was a General Manager and Executive Director of Samsung Electronics Co., Ltd., Seoul, Korea from January 1993 to December 1998. From October 1986 to December 1992, he was co-founder and President of Pixelab, Inc. of Lisle, Illinois. Mr. Yum has a BS degree in Electrical Engineering from Han Yang University of Seoul, Korea and an MS degree in Electrical Engineering from Illinois Institute of Technology.

(The remainder of this page was left blank intentionally.)

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded in the over-the-counter market and quoted on the NASD electronic bulletin board under the symbol "TELV.OB". The following table sets forth for the periods indicated the high and low last sales prices for the common stock. The prices quoted below reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
FISCAL 2000:
First Quarter	$3.0000	$0.5312
Second Quarter	3.0000	0.7500
Third Quarter	1.0625	0.5938
Fourth Quarter	0.8750	0.4062
FISCAL 2001:
First Quarter	$0.5469	$0.2188
Second Quarter	0.4062	0.1500
Third Quarter	0.2000	0.1500
Fourth Quarter	0.1800	0.1300

        On January 10, 2002 there were 739 holders of record of the Company's Common Stock and the closing price of the Company's common stock in the over-the-counter market was $0.13 per share.

        The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company presently intends to retain any earnings for use in its business.

(The remainder of this page was left blank intentionally.)

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data reflect the continuing operations of TeleVideo for the fiscal years ended October 31, 2001 through 1997. The data below has been derived from the Company's audited consolidated financial statements for the fiscal years presented and should be read in conjunction with such audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein.

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended October 31,
	2001		2000		1999	1998(5)		1997(5)
Statement of Operations Data:
Net sales	$6,936		$6,974		$8,070	$14,751		$19,884
Operating loss	(3,544)		(4,918)		(4,570)	(4,727)		(3,115)
Net (loss) income	(6,464	)(1)	4,627	(2)	(3,707)	(8,881	)(3)	(3,444	)(4)
Net (loss) income per share
Basic and diluted	(0.57)		0.41		(0.33)	(0.79)		(0.31)
Balance Sheet Data:
Cash and cash equivalents	$870		$3,261		$4,487	$1,640		$3,604
Working capital	1,461		4,881		5,596	2,533		9,208
Total assets	15,903		23,349		18,317	10,433		17,692
Stockholders' equity	779		8,316		2,504	6,211		15,062

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying Notes to Consolidated Financial Statements for a discussion of operating results, liquidity needs and acquisitions and dispositions during the periods.

  (1)
  Includes loss from investments of $4,781,000.

  (2)
  Includes net gains from the sales of C-NET stocks of $10,059,000.

  (3)
  Includes net loss from investment in APT venture of $4,076,903.

  (4)
  Includes net gains(loss) from the following (in thousands):

(A	)	Loss from investment in APT venture	$(623)
(B	)	Gain from Russian investment	100
(C	)	Gain from tax settlement	250
(D	)	Korean currency valuation adjustment	(115)
(E	)	Loss from write-off of TLK	(150)

			$(538)

  (5)
  Amounts reflect restatement in 1998 to write off company's investment in Three H and TLK due to impairment in 1996 and 1997 respectively.

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

        In August 2000 the Company acquired Promise Engineering, Inc., subsequently renamed TeleVideo Mobile Electronics Division which provides a channel for products produced by TeleVideo investees (Alpha and K&T). These products are represented by car accessories, which includes car alarms and hands-free phone accessories. The new product line did not have significant operations in 2000. In the fiscal 2001, due to the lower than expected sales activity for these products, the Company discontinued the production of car accessories products.

        The Company faces strong competition in the marketplace and continues to look for ways to improve operating efficiency. In order to lower the production costs, the Company has continued to negotiate with its suppliers and has also shifted many production processes overseas to subcontractors.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

        Net sales for fiscal year 2001 were approximately $6.9 million, compared with $7.0 million in fiscal 2000, a decrease of $0.1 million, or 1.4%. In fiscal 2001, monitor and multimedia sales totaled $28,000 as compared with fiscal 2000, when sales of monitors and multimedia products totaled $58,000. Sales of terminals have decreased in fiscal 2001 to $3.3 million from $4.5 million in fiscal 2000, a decrease of 27%. This decrease reflects the Company focus on the sales of its new TeleClient, instead of the old terminals. The sales of TeleClient were approximately $3.3 million in the year 2001, compared with $2.1 million in the year 2000, an increase of 57%.

        Cost of sales for fiscal year 2001 was approximately $6.2 million, compared with $6.4 million in fiscal 2000, a decrease of $0.2 million, or 3%. Cost of sales as a percentage of net sales also decreased to 90% in 2001 from 92% in 2000. The decrease of cost of sales as a percentage of total sales in 2001, is due in principal to the increase in sales of TeleClient products with a greater margin than the terminals. In the fourth quarter of 2001, the Company recorded a $0.2 million expense for inventory obsolescence for certain of its computer monitors and safety auto devices in inventory at October 31, 2001

        Sales and marketing expenses for fiscal year 2001 were approximately $1.9 million compared with $2.5 million in fiscal 2000, a decrease of $0.6 million, or 24%. As a percentage of net sales, sales and marketing expenses decreased to 28% in fiscal 2001 from 36% in fiscal 2000. The decrease primarily represents the results of the Company's efforts to decrease all the categories of expenses. In the year 2000 the Company closed three of its five sales offices in United States.

        Research and development expenses were $0.8 million in fiscal 2001, compared with $0.9 million in fiscal 2000. As a percentage of net sales, research and development expenses decreased to 12% in fiscal 2001 compared with 13% in fiscal 2000. The decrease primarily represents the results of the Company's efforts to decrease all the categories of expenses. In the fiscal 2001 the personnel involved in research and development has decreased from 8 to 5 people, resulting in an important reduction in the salary expenses.

        General and administrative expenses were $1.5 million in fiscal 2001, compared with $2.1 million in fiscal 2000, a decrease of $0.6 million or 29%. As a percentage of net sales, general and administrative expenses were 22% in fiscal 2001, compared with 30% in 2000. The decrease is due principally to the decrease in salary expenses.

        The Company's loss from operations was approximately $3.5 million in fiscal 2001 as compared with $4.9 million in fiscal 2000.

        Other expenses net of other income were $2.9 million in fiscal 2001 as compared with other income of $9.6 million in fiscal 2000. Other income in 2000 represents primarily the gain from CNET stock sales of approximately $10.1 million, partially offset by the write off of the investment in Mulix, an equity method investee, in the amount of $1.0 million. Other expenses in 2001 represents the loss from investments, recorded due to the decrease in the fair market value of these companies.

        The net loss for fiscal year 2001was approximately $6.5 million compared with a net income of $4.6 million in fiscal 2000, a decrease of $11.1 million, or 241%. This decrease is due to the loss from investments recorded in fiscal 2001 and to the gain from CNET stock sales recorded in fiscal 2000, partially offset by the decrease of loss from operations.

        An income tax of $0.1 million was recorded in fiscal 2000, as the Company was required to pay income taxes generated on sales of CNET stock. The Company's utilization of net operating loss carryovers was limited and therefore the gains on sales of CNET stock generated alternative minimum tax liability. No income tax was recorded for 2001. The Company has approximately $93.0 million in federal net operating loss and credit carryovers and approximately $5.0 million in state net operating loss carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carry forwards since realization of any such benefit is not assured.

        Net loss per share in fiscal 2001 was $0.57 based on 11,310,000 weighted average shares outstanding, compared to a net income per share in fiscal 2000 of $0.41 based on 11,307,000 weighted average shares outstanding.

FISCAL 2000 COMPARED TO FISCAL 1999

        Net sales for fiscal year 2000 were approximately $7.0 million, compared with $8.1 million in fiscal 1999, a decrease of $1.1 million, or 14%. In fiscal 2000, monitor and multimedia sales totaled $58,000 as compared with fiscal 1999, when sales of monitors and multimedia products totaled $1.0 million. Sales of terminals have decreased in fiscal 2000 to $4.5 million from $6.0 million in fiscal 1999, a decrease of 25%. This decrease reflects the Company focus on the sales of its new TeleClient, instead of the old terminals. The sales of TeleClient were approximately $2.1 million in the year 2000, compared with $89,000 in the year 1999.

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

        An income tax of $0.1 million was recorded in fiscal 2000, as the Company was required to pay income taxes generated on sale of CNET stock. The Company's utilization of net operating loss carryovers was limited and therefore the gains on sales from CNET stock generated alternative minimum tax liability. The Company has approximately $90.0 million in federal net operating loss and credit carryovers and approximately $5.0 million in state net operating loss carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss carry forwards since realization of any such benefit is not assured.

        Net income per share in fiscal 2000 was $0.41 based on 11,307,000 weighted average shares outstanding, compared to a net loss per share in fiscal 1999 of ($0.33) based on 11,271,000 weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        At October 31, 2001, the Company had $0.9 million in cash and cash equivalents versus $3.3 million at October 31, 2000. The decrease is due in principal to the investments in affiliates and to the loss from operations in fiscal 2001.

        In March 2000, the Company received approximately 375,000 shares of CNET common stock when CNET acquired the Internet company, mySimon, an investment made in 1998. During the fiscal year 2000, TeleVideo sold approximately 335,000 shares of CNET stock, the proceeds of which aggregated $10,953,000. During the fiscal year 2001 the Company sold approximately 7,000 shares of CNET stock for approximately $0.3 million.

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

        The Company concurrently leased back this facility over a 15-year lease term expiring in December 2013. The land component has been recorded as an operating leaseback. The building component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation was recorded at the fair value of approximately $6.27 million. Accumulated amortization on the building as of October 31, 2001 and 2000 was $1.2 million and $0.79 million, respectively. As a result of the sale for $11.0 million, a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15-year lease life on the straight-line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized over the leased building asset life, which has been determined to be the 15-year lease term, on a straight-line method.

        In December 2000, the Company entered into a lease agreement to sublease a portion of its main facility. The operating sublease provides that the sublessee pay taxes, maintenance, insurance and other occupancy expense applicable to the subleased premises. The remaining minimum sublease rental commitments, under operating subleases are $1,014,000 for the year 2002 and $1,055,000 for the year 2003.

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

        Because the stock price decreased again, we were required to pay off another portion of this loan. The Company decided not to sell shares, and we borrowed approximately $200,000 from Gem Management, Inc., a company owned by the majority shareholder's spouse, Gemma Hwang. The unsecured loan bears annual interest at a prime rate with principal and interest due when the Company will receive the next payment of $450,000 from the contract with Ningbo China.

        Working capital at the end of the fiscal 2001 was approximately $1.5 million, a decrease of $3.4 million, or 70%, from the fiscal 2000 year-end level of approximately $4.9 million, primarily as a result of the investments in affiliates made during the fiscal year 2001 and the loss from operations.

        The Company believes that, with respect to its current operations, the Company's cash balance of approximately $0.9 million at October 31, 2001, plus revenues from operations and other non-operating cash receipts, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months. In addition, the credit line from Gem Management has an unused balance of approximately $2.0 million, money that can be obtained as needed.

        Operating and non-operating cash receipts for the next twelve months will be from the following: cash return from investments in NINGBO China, rental income from the subleasing of a part of headquarter space, notes receivable and Gem Management loan.

        In May 2001 the Company obtained a line of credit from Gem Management in amount of $3.5 million, including the previous loan of $200,000. The Company can borrow money under this line of credit when needed, in order to assure the continuity of the operations. In consideration of Gemma Hwang loan to the Company, the Company pleads and grants to Gemma Hwang a secured interest in the following described property:

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

        Under this line of credit, which bears interest at 8% per annum, payable monthly, the Company received $300,000 in June, $500,000 in July, $500,000 in September and $500,000 in December 2001. In November 2001 the Company paid back approximately $500,000 from this loan by giving in exchange its interest in Alpha Technology and the proceeds from Koram investment. On January 10, 2001 the outstanding balance for this loan was approximately $1,500,000.

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

FACTORS THAT COULD AFFECT STOCK PRICE

        The market price of TeleVideo's common stock could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the computer technology industry, as well as general economic conditions and other factors external to the Company. In fiscal 2001, the highest price for TeleVideo shares of stock was $0.55, and the lowest price was $0.13.

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

INVESTMENTS IN AFFILIATES

        Investments in affiliates represent approximately 18% of the Company's total assets at October 31, 2001. As a result, the Company's success will be adversely affected if the investees fail to execute their business plans. If there is an impairment in the carrying value of the affiliate investments the Company will reduce the carrying value of such investments. During the fiscal year 2001, the Company has decreased the carrying value of its investments with approximately $4.8 million ($3.8 million from impairment losses and $1.0 million from equity in affiliate losses).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company believes that its exposure to market risk for changes in interest rates is not significant because the Company's investments are limited to highly liquid instruments with maturities of three months or less. At October 31, 2001, the Company has approximately $0.9 million classified as cash and equivalents. The Company is also subject to equity price risk related to its investments in marketable securities. At October 31, 2001, the Company owned approximately 32,508 shares of CNET common stock. As of October 31, 2001, the estimated fair value of these marketable securities was approximately $160,000. All of the Company's transactions with international customers and suppliers are denominated in US dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE NO. IN 10-K
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	22
CONSOLIDATED FINANCIAL STATEMENTS	24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
TeleVideo, Inc.

        We have audited the accompanying consolidated balance sheet of TeleVideo, Inc. and Subsidiaries as of October 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleVideo, Inc. and Subsidiaries as of October 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Choi, Cho & Ahn Accountancy Corporation

San Jose, California
January 10, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
TeleVideo, Inc.

        We have audited the accompanying consolidated balance sheets of TeleVideo, Inc. and Subsidiaries as of October 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleVideo, Inc. and Subsidiaries as of October 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Jose, California
January 11, 2001

TELEVIDEO, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS

	October 31,
	2001	2000
CURRENT ASSETS:
Cash and cash equivalents (including restricted cash of $0 in 2001 and $1,000 in 2000)	$870	$3,261
Marketable Securities	160	1,259
Accounts receivable, less allowance of $128 in 2001 and $145 in 2000	1,683	1,560
Inventories, net	2,331	1,239
Prepayments and other	252	761
Note receivable—current	78	73

Total current assets	5,374	8,153

PROPERTY, PLANT AND EQUIPMENT:
Production equipment	671	669
Office furniture and equipment	1,142	1,128
Leased property under capital lease	6,270	6,270

	8,083	8,067
Less accumulated depreciation and amortization	2,860	2,401

Property, plant and equipment, net	5,223	5,666
INVESTMENTS IN AFFILIATES	2,827	6,973
NOTE RECEIVABLE, LESS CURRENT PORTION	2,479	2,557

Total assets	$15,903	$23,349

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Obligation under capital lease—current	$318	$296
Accounts payable	812	808
Notes payable	1,500	—
Accrued liabilities	745	1,238
Income taxes	—	85
Deferred gain on sale of land and building—current	538	845

Total current liabilities	3,913	3,272

Obligation under capital lease, less current portion	5,198	5,516
Deferred gain on sale of land and building, less current portion	6,013	6,245
Total liabilities	15,124	15,033

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value;
Authorized—23,000,000 shares
Outstanding—11,309,772 shares at October 31, 2001 and 2002, respectively (net of 120,000 treasury shares)	454	454
Additional paid-in capital	95,734	95,734
Accumulated other comprehensive income, net of tax	80	1,153
Accumulated deficit	(95,489)	(89,025)

Total stockholders' equity	779	8,316

Total liabilities and stockholders' equity	$15,903	$23,349

The accompanying notes are an integral part of these financial statements.

TELEVIDEO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended October 31
	2001	2000	1999
Net sales	$6,936	$6,974	$8,070
Cost of sales	6,213	6,403	8,082

Gross profit (loss)	723	571	(12)
Operating expenses:
Sales and marketing	1,920	2,530	2,183
Research and development	847	890	598
General and administration	1,500	2,069	1,777

Total operating expenses	4,267	5,489	4,558

Loss from operations	(3,544)	(4,918)	(4,570)
Equity in (loss)/earnings of affiliates	(977)	(1,000)	7
Impairment losses on investments in affiliates	(3,804)	—	—
Gain on sale of marketable securities	265	10,059	—
Realized gain on sale-leaseback	538	517	470
Interest expenses	(430)	(433)	(444)
Rental income	941	—	—
Other income (expenses) net	544	498	469
Income (loss) before income taxes	(6,467)	4,723	(4,068)
Income taxes expenses (benefit)	(3)	96	(361)
Net Income (loss)	(6,464)	4,627	(3,707)

Net (loss) income per share basic and diluted	$(0.57)	$0.41	$(0.33)

Shares used in computing
basic net loss per share	11,310	11,302	11,271

diluted net loss per share	11,310	11,307	11,271

The accompanying notes are an integral part of these financial statements.

TELEVIDEO, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

Three Years Ended

October 31, 2001

	Common Stock				Accumulated Other Comprehensive Income
			Additional paid in capital	(Accumulated Deficit)		Total Stockholders Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, October 31, 1998	11,271	453	95,703	(89,945)	—	6,211	—
Net loss	—	—	—	(3,707)	—	(3,707)	(3,707)
Balances, October 31, 1999	11,271	453	95,703	(93,652)	—	2,504	(3,707)
Exercise stock options	39	1	31	—	—	32	—
Net income	—	—	—	4,627	—	4,627	4,627
Unrealized gain on marketable securities	—	—	—	—	1,153	1,153	1,153
Balances, October 31, 2000	11,310	454	95,734	(89,025)	1,153	8,316	5,780
Net loss				(6,464)		(6,464)	(6,464)
Unrealized (loss) on marketable securities	—	—	—	—	(1,073)	(1,073)	(1,073)
Balances, October 31, 2001	11,310	454	95,734	(95,489)	80	779	(7,537)

The accompanying notes are an integral part of this financial statement.

TELEVIDEO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended October 31,
	2001	2000	1999
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss (Income)	$(6,464)	$4,627	$(3,707)
Charges (credits) to operations not affecting cash:
Provision for bad debts on receivables	182	342	572
Amortization of deferred gain	(539)	(517)	(470)
Provision for excess and obsolete inventories	204	190	680
Net gain on sales of marketable securities	(265)	(10,059)	—
Impairment losses on securities	3,804	—	—
Loss on investment in affiliates	977	1,000	—
Depreciation and amortization	459	442	370
Changes in operating assets and liabilities:
Accounts receivable	(305)	(379)	323
Inventories	(1,296)	35	131
Prepayment and other	509	226	(567)
Accounts payable	4	(156)	423
Accrued liabilities	(493)	78	342
Income taxes	(85)	85	(361)

Net cash used in operating activities	(3,308)	(4,086)	(2,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of land and building	—	—	7,859
Additions to property, plant and equipment	(16)	(72)	(100)
Investments in affiliates	(2000)	(7,690)	—
Withdraws from investments	1,365	—	—
Other payments on investments	—	(166)	(7)
Proceeds from sale of marketable securities	291	10,953	—
Payments received on notes receivable from affiliate and other	73	73	47

Net cash provided by (used in) investing activities	(287)	3,098	7,799

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	0	32	—
Payments on note payable—affiliate and others	0	—	—
Proceeds from note payable—affiliates and other	1,500	—	—
Payments on lease obligations	(296)	(270)	(2,688)

Net cash provided (used in) by financing activities	1,204	(238)	(2,688)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,391)	(1,226)	2,847
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	3,261	4,487	1,640

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$870	$3,261	$4,487

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$452	$433	$444

The accompanying notes are an integral part of these financial statements.

NOTE 1—SUMMARY OF SIGNIFIANT ACCOUNTING POLICIES

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

INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard cost basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. Amounts shown are net of reserves for obsolescence of $0.7 million and $0.5 million as of October 31, 2001 and 2000, respectively: (in thousands)

	October 31,
	2001	2000
Purchased parts and subassemblies	$146	$98
Work-in-process	448	314
Finished goods	1,737	827

	$2,331	$1,239

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

Production equipment	1-10 years
Office furniture	1-10 years
Leased properties under capital lease	15 years

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

ADVERTISING COSTS

        Advertising costs are expensed as incurred. Advertising expense totaled approximately $0.3 million in fiscal 2001, approximately $0.2 million in fiscal 2000 and $0.7 million in fiscal 1999.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of cash and cash equivalents, accounts receivable and trade payables approximates carrying value due to the short-term nature of such instruments. The fair value of notes receivable is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities. The carrying amount and estimated fair value of notes receivable as of October 31, 2001 was approximately $2,600,000 and $2,900,000, respectively. The carrying amount and estimated fair value of notes receivable as of October 31, 2000 was approximately $2,600,000 and $2,300,000, respectively. The fair value of investment securities is based on quoted market prices, if available.

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

RECLASIFICATIONS

        Certain reclassifications have been made to conform to the 2001 presentation, including changes which effect comparability of the annual financial information to previously filed quarterly information. None of such reclassifications are material to the financial statements taken as a whole.

NOTE 2—REALIZATION OF ASSETS

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company's has sustained recurring losses from operations and used cash in operations for each of the three years ended October 31, 2001, and had an accumulated deficit of $95,489,000 and $89,025,000 as of October 31, 2001 and 2000, respectively.

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. In order for operations to continue through October 31, 2002, the Company may need to reduce operating expenses, sell its investment in marketable securities or raise additional capital through debt or equity financing. The ultimate success of the Company will depend on increasing revenues and generating income from operations.

        The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3—MARKETABLE SECURITIES

        The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities held at October 31, 2001 are summarized as follows: (in thousands)

Available for Sale Equity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Market Value
October 31, 2000	106	1,153	—	1,259
October 31, 2001	80	80	—	160

        Proceeds on sales of securities classified as available-for-sale were $10,953,000 in 2000. Gains of $10,059,000 were realized on these sales.

        In the fiscal 2001, proceeds on sales of securities classified as available-for-sale were $290,000 and the gains from sales of these securities were $265,000.

NOTE 4—INVESTMENTS IN AFFILIATES

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

  K&T Telecom, Inc.

  In July 2000, the Company purchased for $600,000 in cash an aggregate of 9,608 shares of Stock of K&T Telecom, Inc. The Company's investment in K&T Telecom, Inc. represents a 49% interest in this privately-held corporation whose primary operations include manufacturing telecommunications and electronics devices (hands-free phones accessories and collision sensors).

  Alpha Technology, Inc.

  In August 2000, the Company purchased for $650,000 in cash an aggregate of 9,608 shares of Stock of Alpha Technology, Inc. The Company's investment in Alpha Technology, Inc. represents a 49% interest in this privately-held corporation whose primary operations include manufacturing electronics and car accessories (two way car alarm systems). The Company's interest in Alpha Technology was used in November 2001 to pay off approximately $418,000 (the book value as of July 31, 2001) of the loan from Gem Management, a related entity owned by the chief executive officer's spouse.

  Ningbo China

  In October 2000, the Company invested $1,000,000 in Televideo (China) Co., Ltd. (Ningbo China) for a 10% interest. The Company invested an additional $2,000,000 in December 2000. The total investment will represent a 30% interest in this entity. This investment is accounted for using the equity method at October 31, 2001.

  The investment agreement also provides for the use of Televideo's technologies and production skill for terminal products by Ningbo China that will pay $2.5 million for these technologies. During the fiscal 2001, the Company received $1.4 million from Ningbo, and the difference of $1.1 million will be paid in 2002 and 2003.

  In the third quarter of fiscal 2001, because two of investors have withdrawn from this joint venture, the capital of Ningbo was decreased to around $5.0 million, from an initial amount of 10.0 million. Due to this fact, the Chinese government asked Ningbo to change the initial agreement with TeleVideo and to record the payments made by Ningbo to TeleVideo as withdrawal of investment, instead of payments for the technology and training. The Company agreed with this change, and, consequently, we have reduced the amount showed as investment on the financial statements from $3.0 million to $1.5 million as of October 31, 2001.

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

  Koram Inc.

  On March 3, 1997, the Company deposited $224,820 in escrow in Korea, to purchase a 50% ownership in Koram, Inc. ("Koram"), a restaurant venture in Seoul, Korea. In February 1998, the Company completed its purchase of a 50% interest in Koram. The Company's investment was written down to $109,820 during 1997, due to the devaluation of the Korean won. During 2000, the Company decided to discontinue it participation in this joint venture and entered into an agreement with its venture partner whereby the venture partner will pay the market value for the Company's 50% interest. As such the Company accounts for this investment under the cost method of accounting. This investment was previously accounted for under the equity method of accounting.

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

  Xeline Telecom Co., Ltd.

  In May 2000, the Company purchased for $2,522,972 in cash an aggregate of 15,278 ordinary shares of Xeline Telecom Co. Ltd. ("Xeline"). Xeline is a private company located in Seoul, Korea, which is engaged in developing powerline communications technology. The Company's investment in Xeline represents a 5.75% interest in this corporation. The investment is accounted for using the cost method of accounting.

  Synertek, Inc.

  In June 2000, the Company purchased for $1,000,000 in cash an aggregate of 285,714 shares of common stock of Synertek, Inc., a Nevada corporation, representing an 8% interest in this company. Synertek, Inc. manufactures and sells handheld digital multimedia and communications appliances. The investment is accounted for using the cost method of accounting.

  A summary of the changes in the Company's investments in affiliates for the two years ended October 31, 2001 follows: (in thousands)

							COST METHOD
	EQUITY METHOD
	Mulix	K&T	Alpha	PEI	Ningbo	Koram	Subtotal	My-Simon	Biomax	Keyin	Synertek	Subtotal	TOTAL
Balances, Oct. 31, 1999	—	—	—	—	—	117	117	1,000	—	—	—	1,000	1,117
Investment	1,000	600	650	166	1,000	—	3,416	—	917	2,523	1,000	4,440	7,856
CNET Networks Acquisition	—	—	—	—	—	—	—	(1,000)	—	—	—	(1,000)	(1,000)
Equity in earnings (loss) in affiliates	(1,000)	—	—	—	—	—	(1,000)	—	—	—	—	—	(1,000)
Balances, Oct. 31, 2000	—	600	650	166	1,000	117	2,533	—	917	2,523	1,000	4,440	6,973
Investment	—	—	—	—	2,000	—	2,000	—	—	—	—	—	2,000
Impairment losses on securities	—	—	—	—	—	—	—	—	(801)	(2,214)	(789)	(3,804)	(3,804)
Equity in earnings (loss) in affiliates	—	(326)	(232)	(166)	(222)	(31)	(977)	—	—	—	—	—	(977)
Withdraws from investments	—	—	—	—	(1,279)	(86)	(1,365)	—	—	—	—	—	(1,365)
Balances, Oct. 31, 2001	—	274	418	—	1,499	—	2,191	—	116	309	211	636	2,827

NOTE 5—ACQUISITION

  Promise Engineering, Inc. ("PEI")

  In August 2000, the Company acquired Promise Engineering, Inc., a Washington corporation for $316,433. After acquisition, PEI was renamed Televideo Mobile Electronics Division ("TMED"). PEI was a research and development company, focused on cooling and heating car systems. Televideo paid cash of $166,433 Televideo further warrants to PEI that Televideo will issue, transfer and convey to a former officer of PEI, now an employee of TMED ("TMED Employee"), one hundred thousand (100,000) shares of the common stock of Televideo and will pay the difference of $150,000 in the event of annual sales revenue of TMED reaches $10,000,000 in any 12 month period. However, Televideo may issue, transfer and convey to TMED Employee the first 100,000 shares collectively within six months of the establishment of TMED if in the sole opinion of Chairman and CEO, Dr. K. Philip Hwang, TMED Employee's performance is satisfactory and acceptable. A second block of 100,000 shares of the common stock of Televideo shall be issued, transferred and conveyed to TMED Employee if the annual sales revenue of TMED reaches $20,000,000 in any 12 month period. When computing sales revenue of $20,000,000, the $10,000,000 sales revenue referred above shall be included. If TMED executes a non-cancelable, non-revocable procurement agreement with Cartell, Inc. with a minimum term of three (3) or more years and the first manufacturing product shipment is accepted by Cartell, Inc. then, within thirty (30) days of the said acceptance, an additional nine hundred thousand (900,000) shares of common stock of Televideo shall be transferred and conveyed to TMED Employee.

  Due to the high level of competition on the market of these products, the Company didn't meet its goals regarding sales revenue expected for the first two quarters of fiscal 2001. Consequently, in the third quarter of the fiscal 2001 we discontinued the production of auto safety devices.

NOTE 6—VALUATION AND QUALIFYING ACCOUNTS

  The Company's reserves for doubtful accounts receivable, inventory obsolescence and deferred tax assets consist of the following: (in thousands)

	Balance at Beginning of Period	(Credited) to Costs & Expenses	Deductions	Balance at the End of Period
YEAR ENDED OCTOBER 31, 1999:
Reserve for doubtful accounts	$1,352	$572	$(541)	$1,383
Reserve for inventory obsolescence	646	680	(289)	1,037
Reserve for deferred taxes	36,496	1,046	—	37,542
YEAR ENDED OCTOBER 31, 2000:
Reserve for doubtful accounts	1,383	342	(1,580)	145
Reserve for inventory obsolescence	1,037	190	(746)	481
Reserve for deferred taxes	37,542	550	1,573	36,519
YEAR ENDED OCTOBER 31, 2001:
Reserve for doubtful accounts	145	182	(199)	128
Reserve for inventory obsolescence	481	204	5	690
Reserve for deferred taxes	36,519	—	(6,226)	30,293

NOTE 7—ACCRUED LIABILITIES

  Accrued liabilities consist of the following at October 31: (in thousands)

	2001	2000
Co-op advertising	$252	$173
Employee compensation and benefits	110	132
Warranty	169	169
Legal reserve	193	200
Royalties	—	453
Other	21	111

	745	1,238

NOTE 8—LETTER OF CREDIT AND LINE OF CREDIT AGREEMENTS

  The Company had a letter of credit agreement with a bank whereby the bank will issue up to a total of $1.0 million of standby and sight letters of credit. These agreements were contingent upon the Company maintaining deposits in a money market account at the bank as collateral in a total amount no less than the outstanding borrowings.

  During the fiscal 2001 the Company closed its letter of credit agreement. At October 31, 2001, the Company had no letters of credit outstanding.

  In May 2001 the Company obtained a line of credit from Gem Management in amount of $3.5 million, including the previous loan of $200,000. The Company can borrow money under this line of credit when needed, in order to assure the continuity of the operations. In consideration of Gemma Hwang loan to the Company, the Company pleads and grants to Gemma Hwang a secured interest in the following described property:

  a)
  15,278 shares of the common stock of Xeline (Keyin Telecom);

  b)
  45,000 shares of the common stock of Biomax;

  c)
  285,714 shares of the common stock of Synertech;

  d)
  30% from the TeleVideo Ningbo China equity, equivalent to 30% of the outstanding shares of TeleVideo Ningbo China;

  e)
  any and all intellectual property of TeleVideo, including but not limited to patents, hardware and software engineering documents;

  f)
  any and all trademarks, trade names and intangible assets of TeleVideo.

  Under this line of credit, which bears interest at 8% per annum, payable monthly, the Company received $300,000 in June, $500,000 in July, $500,000 in September and $500,000 in December 2001. In November 2001 the Company paid back approximately $500,000 from this loan by giving in exchange its interest in Alpha Technology and the proceeds from Koram investment. On January 10, 2001 the outstanding balance for this loan was approximately $1,500,000.

NOTE 9—SALE AND LEASEBACK OF BUILDING

  In December 1998, the Company sold its main facility (land and building) for approximately $11.0 million and concurrently leased back this facility over a 15-year lease term expiring in December 2013. The land component has been recorded as an operating lease. The building component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. Accumulated amortization on the building as of October 31, 2001 and 2000 was $1.1 million and $0.77 million, respectively. As a result of the sale for $11.0 million (which includes a $2.75 million note receivable), a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15-year lease life on a straight-line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized over leased building asset life, which has been determined to be the 15 year lease term, on a straight line method. The aggregate monthly lease payments are $104,000. These payments escalate to $126,000 through 2013.

  Future aggregate minimum lease payments are as follows: (in thousands)

October 31	Amount -$-
2002	1,242
2003	1,293
2004	1,304
2005	1,304
2006	1,304
Thereafter	10,412

  The $2.75 million note receivable bears interest at 7.25% per annum. Principal and accrued interest is payable in equal monthly installments of $21,735 each on the first day of each month, which the Company began receiving on January 1, 1999. If not earlier paid in full, unpaid principal and accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2018.

  In December 2000, the Company subleased a part of it's headquarter space. The leasing agreement is for a period of three years, beginning January 2001 with a monthly rent amount of approximately $81,000. This sublease will not affect the Company's manufacturing facilities.

  Under the lease agreement, the sublessee is required to open a standby letter of credit in the TeleVideo favor in amount of $500,000. The letter of credit has an initial term of one year, beginning January 2001, and this term will be automatically extended until the end of the leasing contract, which is January 10, 2004.

NOTE 10—CAPITAL STOCK

  The Company effected a 4-for-1 reverse stock split of its outstanding common stock on April 23, 1998. All shares and per share amounts have been retroactively adjusted for such reverse stock split.

  Preferred Stock

  The Company has authorized 3,000,000 shares of preferred stock. No preferred stock has been issued to date.

  Stock Option Plans

  The Company has one stock option plan, the 1991 ISO Plan ("1991 ISO Plan") accounted for under the APB Opinion 25 and related interpretations. The 1991 ISO Plan provides for the granting of incentive options to employees, including officers, for up to 4,000,000 shares. The outstanding options have a term of ten years when issued and vest over five years. The exercise price of each option equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for any grants under the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below. Pro forma results may not be indicative of the pro forma results in the future periods.

	October 31,
	2001	2000	1999
	(in thousands, except per share data)
Net income (loss)
As reported	$(6,464)	$4,627	$(3,707)
Pro forma	(6,593)	4,498	(3,826)
Net income (loss) per share, basic and diluted
As reported	$(0.57)	$0.41	$(0.33)
Pro forma	(0.58)	0.40	(0.34)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999 respectively: no expected dividends; weighted average risk-free interest rate of 6.13%, 6.13% and 6.00%; stock volatility 150%, 150% and 219%; and expected lives of 10 years. The weighted average fair value of options granted were $0.15, $1.12 and $0.84 in 2001, 2000 and 1999, respectively.

  A summary of the status of the Company's stock option plans as of October 31, 2001, and changes during the three years ending October 31, 2001 is presented below:

	Outstanding			Exercisable
Range of Exericse Prices	Number Oustanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Weighted Average Number Exercisable	Weighted Average Exercise Price
1991 ISO Plan
$0.01—$0.84	218,875	8.80	$0.57	91,219	$0.84
$0.88—$1.32	72,750	7.09	0.94	52,688	1.00
$1.52—$2.12	46,125	7.95	1.73	10,250	1.65
$2.64—$2.88	2,875	4.56	2.77	2,718	2.77

Totals	340,625	8.28	$0.83	156,875	$1.06

1991 ISO Plan	Available	Outstanding	Weighted Average Exercise Price
Balance, October 31, 1998	689,507	184,000	$1.27
Granted	(205,500)	205,500	0.84
Exercised	—	—	—
Cancelled	102,000	(102,000)	1.37

Balance, October 31, 1999	586,007	287,500	1.06
Granted	(154,000)	154,000	1.14
Exercised	—	1,190	0.93
Cancelled	92,185	(92,185)	0.94

Balance, October 31, 2000	524,192	348,125	1.04
Granted	(60,000)	60,000	0.15
Exercised	—	—	—
Cancelled	67,500	(67,500)	1.32

Balance, October 31, 2001	531,692	340,625	$0.83

NOTE 11—INCOME TAXES

  At October 31, 2001, the Company had tax loss carryforwards of approximately $93 million for federal income tax and approximately $5 million for state income tax reporting purposes, respectively. The net operating loss carryforwards expire through fiscal 2021. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards to be used in any given year upon occurrence of certain events, including significant changes in ownership interests.

  No deferred tax asset or benefit was recorded at October 31, 2001 and 2000, as all amounts have been fully reserved. The components are as follows: (in thousands)

	2001	2000
Net operating loss and tax credit carryforwards	$31,945	$35,405
Other	(1,652)	1,114

	30,293	36,519
Less valuation allowance	(30,293)	(36,519)

	$—	$—

  The following is a reconciliation of expected tax expense (benefit) to actual for each of the years ended October 31 (in thousands):

	2001	2000	1999
Book income (loss)	$(6,464)	$4,627	$(3,707)
Expected tax expenses (benefit)	(2,198)	1,573	(1,353)
Adjustments to reconcile expected to actual benefit:	—	—	—
Alternative minimum tax	—	96	—
Reduction of estimated tax liability	3	—	361
Utilization of net operating loss carryforwards	—	(1,573)	—
Effect of change in valuation allowance (net)	2,198	—	1,353
Actual tax benefit (liability)	(3)	96	(361)

  The Company had pending a California Franchise tax exposure estimate of $361,000 resulting from previous income tax audits. During the fiscal year ended October 31, 1999, the Company recorded a tax benefit in the accompanying statement of operations as the Company believed that no further liability existed at October 31, 1999.

NOTE 12—EARNINGS PER SHARE

  The following is a reconciliation of the numerators and the denominators used in the basic and diluted net income (loss) per share for each of the years ended October 31 (in thousands):

	2001	2000	1999
Numerator used for basic and diluted net income (loss) per share:
Net income (loss)	$(6,464)	$4,627	$(3,707)
Denominator:
Weighted average shares oustanding	11,310	11,302	11,271
Dilutive effect of stock options	—	5	—

Denominator for diluted net income per share	$11,310	$11,307	$11,271

  A total of 340,625 options in 2001, 331,400 options in 2000, and 325,250 options in 1999 were excluded from the computation of diluted earnings per share because either (1) the option's exercise price was greater than then average market price of the common shares, or (2) the inclusion of the options in 2001 and 1999 would have been antidilutive because the Company experienced a net loss during those years.

NOTE 13—CONCENTRATIONS

  The Company, which operates in a single operating segment, designs, produces and markets high performance terminals and monitors designed for office and home automation both domestically and internationally. The Company had export sales primarily to Europe, Asia and Latin America of approximately 30% ($2.1 million), 34.0% ($2.4 million), and 19.8% ($1.6 million) of net sales during fiscal 2001, 2000, and 1999, respectively.

  For the fiscal year ended October 31, 2001, none from our customers accounted for more than 10% of the total sales. For the fiscal year ended October 31, 2000, one customer accounted for 12% of the Company's sales. For the fiscal year ended October 31, 1999, one customer accounted for 10% of the Company's sales.

  Information about the Company's operations in different geographic locations is as follows:

	United States	Europe	Other	Total
	(in thousands)
2001
Total revenues	$5,136	$805	$895	$6,936
Operating (loss) income	(3,879)	161	179	(3,544)
Identifiable assets	15,903	—	—	15,903
2000
Total revenues	4,599	1,209	1,166	6,974
Opertating (loss) income	(5,393)	242	233	(4,918)
Identifiable assets	23,349	—	—	23,349
1999
Total revenues	6,503	1,023	544	8,070
Operating (loss) income	(5,024)	253	201	(4,570)
Identifiable assets	18,317	—	—	18,317

NOTE 14—SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

  In the fourth quarter of 2001, the Company recorded a $209,000 expense for inventory obsolescence for certain of its computer monitors and safety auto devices in inventory at October 31, 2001. The Company also reversed the royalty accrual in amount of $374,000 after the initial royalty contract was cancelled.

NOTE 15—SUBSEQUENT EVENTS

  Related party transactions

  In November 2001, the Company decided to withdraw from this joint venture, and to sell our interest in Alpha Technology to Gem Management, a company owned by Gemma Hwang, Dr. Hwang's wife.

  In exchange for the 9,608 shares of Alpha Technology, the amount of approximately $418,000 (the value of transaction and the book value of Alpha Technology investment as of July 31, 2001) will be deducted from the Note Payable owed by TeleVideo to Gem Management.

  Also, the Company used the proceeds from the sale of Koram interest, which were in amount of around $64,000, to pay another portion of the loan from Gem Management. After these two payments, the loan amount was decreased to approximately $1,017,000.

  In December 2001 the Company received $500,000 from Gem Management. This money were used in principal to open a Letter of Credit in favor of one of our vendors, for goods which will be delivered during the period January-April 2002.

  Consequently, as of January 10, 2002, the amount owed to Gem Management was approximately $1,517,000.

(The remainder of this page was left blank intentionally.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE.

PART III

        The following items included in the Company's Definitive Proxy Statement dated February 28, 2002 used in connection with the Company's Annual Meeting of Stockholders to be held on April 16, 2002 are incorporated herein by reference:

		PAGES IN PROXY STATEMENT
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	7
ITEM 11.	EXECUTIVE COMPENSATION	11
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	8
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	12

(The remainder of this page was left blank intentionally.)

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Report.

1.
FINANCIAL STATEMENTS.

        The Consolidated Financial Statements, Notes thereto, the Report of Choi, Cho & Ahn, and the Report of Grant Thornton LLP, Independent Public Accountants, thereon are included in Part II of this Report on Form 10-K.

  2.
  FINANCIAL STATEMENT SCHEDULES.

        All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the accompanying Consolidated Financial Statements.

  3.
  EXHIBITS.

        The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
3.1(1)	Restated Certificate of Incorporation of Registrant, as amended and currently in effect
3.2(2)	Bylaws of the Registrant
10.1(3)	TeleVideo, Inc. 1991 Incentive Stock Option Plan and form of Incentive Stock Option Agreement
10.2(3)	TeleVideo, Inc. 1992 Outside Directors' Stock Option Plan+
10.3(4)	Management Bonus Plan effective fiscal 1984, as amended
10.4(2)	Form of Distributor and Licensing Agreement
10.5(2)	Form of Original Equipment Manufacturer Agreement
10.6(5)	Real Estate Purchase Agreement dated December 28, 1998 and accompanying Lease and Agreement of Lease, Escrow Agreement, Pledge and Security Agreement and Assignment between the Registrant and TVCA, LLC, dated December 28, 1998
23.1(1)	Consent of Choi, Cho & Ahn
23.2(1)	Consent of Grant Thornton LLP
+
Denotes a management contract or compensatory plan or arrangement.

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

SIGNATURES

TELEVIDEO, INC. (Registrant)
Date: January 13, 2002	By:	/s/ K. PHILIP HWANG K. Philip Hwang Chairman of the Board, Chief Executive Officer and Acting Principal Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ K. PHILIP HWANG K. Philip Hwang	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	January 13, 2002
/s/ ROBERT E. LARSON Robert E. Larson	Director	January 13, 2002
/s/ WOO K. KIM Woo K. Kim	Director	January 13, 2002

QuickLinks

TABLE OF CONTENTS
PART I
PART II
TELEVIDEO, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
TELEVIDEO, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
TELEVIDEO, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands) Three Years Ended October 31, 2001
TELEVIDEO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
PART III
PART IV
SIGNATURES