Form 10-Q
period 2002-01-31
TELEVIDEO INC
filed 2002-03-15
CIK 353779

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of registrant's Common Stock, as of March 1, 2002 is: 11,310,000.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q for TeleVideo Inc. (the "Company") for the first quarter ended January 31, 2002, includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        [The remainder of this page is intentionally left blank.]

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	January 31, 2002	October 31, 2001
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$946	$870
Accounts receivable, net	1,134	1,683
Inventories, net	2,757	2,331
Marketable Securities	197	160
Prepayments and other	268	252
Notes receivable—current	78	78

Total current assets	5,380	5,374

PROPERTY, PLANT AND EQUIPMENT:
Production equipment	671	671
Office furniture and equipment	1,143	1,142
Leased property under capital lease	6,270	6,270

	8,084	8,083
Less accumulated depreciation and amortization	2,979	2,860

Property, plant and equipment, net	5,105	5,223

INVESTMENTS IN AFFILIATES	2,376	2,827
NOTE RECEIVABLE, LESS CURRENT PORTION	2,460	2,479

Total assets	$15,321	$15,903

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Obligation under capital lease—current	$318	$318
Accounts payable	665	812
Notes payable	1,517	1,500
Accrued liabilities	713	745
Income taxes	—	—
Deferred gain on sale of land and building—current	538	538

Total current liabilities	3,751	3,913

Obligation under capital lease—long-term	5,121	5,198
Deferred gain on sale of land and building—long-term	5,916	6,013

Total liabilities	14,788	15,124

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value:
Authorized—23,000,000 shares Outstanding—11,310,000 shares at January 31, 2002 and 11,310,000 shares at October 31, 2002	454	454
Additional paid-in capital	95,734	95,734
Accumulated other comprehensive income, net	66	80
Accumulated deficit	(95,721)	(95,489)

Total stockholders' equity	533	779

Total liabilities and stockholders' equity	$15,321	$15,903

The accompanying notes are an integral part of these financial statements.

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended January 31,
	2002	2001
NET SALES	$1,510	$1,538
COST OF SALES	1,146	1,418

GROSS PROFIT	364	120
OPERATING EXPENSES:
Sales and marketing	377	569
Research and development	132	223
General and administration	398	328

Total operating expenses	907	1,120

Loss from operations	(543)	(1,000)
INTEREST (EXPENSES) INCOME, net	(76)	64
OTHER INCOME, net	387	446

Net loss	$(232)	$(490)

Net loss per share, basic and diluted	$(.02)	$(.04)

Weighted average shares outstanding	11,310	11,307

The accompanying notes are an integral part of these financial statements.

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2001
(IN THOUSANDS)
(Unaudited)

	Three Months Ended January 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(301)	$(2,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of land and building	—	—
Net additions to property, plant and equipment	1	—
Investment in Ningbo China	—	(2,000)
Deferred gain from Ningbo China	—	1,080
Note receivable	19	18
Proceeds from investments	418	—

Net cash (used in) provided by investing activities	438	(902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	17	—
Loan from Smith Barney	—	375
Payments on lease obligations	(78)	—

Net cash provided by (used in) Financing activities	(61)	375

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76	(2,834)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	870	3,261

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$946	$427

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

        In May 2001 the Company obtained a line of credit from Gem Management, a company owned by Gemma Hwang, the spouse of majority stockholder, in amount of $3.5 million, including $200,000 previously loaned. The Company can borrow money under this line of credit when needed, in order to assure the continuity of the operations. In consideration of Gem Management loan to the Company, the Company pleads and grants to Gem Management a secured interest in the following described property:

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

  f)
  any and all trademarks, trade names and intangible assets of TeleVideo. Under this line of credit, which bears interest at 8% per annum, payable monthly, the Company received $200,000 in February, $300,000 in June, $500,000 in July, $500,000 in September and $500,000 in December 2001. In November 2001 the Company paid back approximately $500,000 from this loan by giving in exchange its interest in Alpha Technology and the proceeds from Koram investment. On March 1, 2002 the outstanding balance for this loan was approximately $1,517,000.

        For the future period the Company will try to make a new agreement with Gem Management, in order to obtain a lower interest rate for its note, taking in consideration that the prime rate interest has decreased from May last year.

        The accompanying notes are an integral part of these financial statements.

TELEVIDEO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information at January 31, 2002 and for the three months ended January 31, 2002 and 2001 include all adjustments that the management of the Company believes are necessary for fair presentation for the results of the periods presented.

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

        INVENTORIES

        Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) or both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $0.7 million at both January 31, 2002 and October 31, 2001, respectively:

	January 31, 2002	October 31, 2001
Purchased parts and subassemblies	$36	$146
Work-in-process	759	448
Finished goods	1,962	1,737

	$2,757	$2,331

        PROPERTY, PLANT AND EQUIPMENT

        Depreciation and amortization are provided over the estimated useful lives of the assets using both straight line and accelerated methods.

Production equipment	1-10 years
Office furniture	1-10 years
Leased property	15 years

        LOSS PER SHARE

        Loss per share is based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

        RECLASSIFICATIONS

        Certain reclassifications have been made to conform to the 2002 presentation. None of such reclassifications are material to the financial statements taken as a whole.

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

        During the fiscal years 2001 and 2002, due to the decrease in the estimated fair market value of K&T Telecom, the Company decreased the carrying value of this investment on the financial statements from $600,000 to $274,230, proportionally with its interest in this company.

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

        In the third quarter of fiscal 2001, because two investors have withdrawn from this joint venture, the capital of Ningbo was decreased to around $5.0 million, from an initial amount of 10.0 million. Due to this fact, the Chinese government asked Ningbo to change the initial agreement with TeleVideo and to record the payments made by Ningbo to TeleVideo as withdraw of investment, instead of payments for the technology and training. The Company agreed with this change, and, consequently, we have reduced the amount showed as investment on the financial statements from $3.0 million to $1.7 million.

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

        On March 1, 2002, the Company owned approximately 32,500 shares of CNET common stock and the market value was approximately $5.01 per share.

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

        During the fiscal years 2001 and 2002, due to the decrease in the estimated fair market value of Biomax, the Company adjusted the carrying value of this investment on the financial statements from $917,431 to $115,978, proportionally with its interest in this company.

        Xeline (Keyin) Telecom Co. Ltd.

        On May 12, 2000, the Company purchased for $2,522,972 an aggregate of 15,278 ordinary shares of Xeline (Keyin) Telecom Co. Ltd. (Xeline). Xeline is a private company located in Seoul, Korea, which is engaged in developing power line technology for electricity transportation. The Company's investment in Keyin represents a 5.75% interest in this corporation. The investment is accounted for on the cost method of accounting.

        The Company has the right to participate in future sales of Xeline (Keyin) securities to maintain its proportionate interest in Xeline (Keyin). In the event the Company wants to sell all or a portion of its shares, it has given Xeline (Keyin) and its controlling shareholder, who is also its President and Chief Executive Officer, a right of first refusal to purchase the shares.

        Xeline (Keyin) also agreed to keep the Company expressly advised regarding certain specified kinds of events and transactions that could materially impact Xeline (Keyin)'s business, capital structure and financial condition. Xeline (Keyin) has agreed that it will not transfer its power line communications (PLC) technology to a third party without the prior written consent of the Company, except in the context of a strategic technology transfer agreement approved by the Xeline (Keyin) Board. The restrictions and promises in the agreement will terminate at such time as the Company has sold at least 70% of the shares it acquired under the agreement.

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

        During the fiscal year 2001 and 2002, due to the decrease of the estimated fair market value of Xeline (Keyin), the Company adjusted the carrying value of this investment on the financial statements from $2,522,972 to $308,755, proportionally with its interest in this company.

        Synertek, Inc.

        In June 2000, the Company purchased for $1,000,000 in cash an aggregate of 285,714 shares of common stock of Synertek, Inc., a Nevada corporation, representing an 8% interest in this company.

Synertek, Inc. manufactures and sells handheld digital multimedia and communications appliances. The cash investment is accounted for on the cost method of accounting.

        During the fiscal years 2001 and 2002, due to the decrease of the estimated fair market value of Synertek, the Company adjusted the carrying value of this investment on the financial statements from $1,000,000 to $194,757, proportionally with its interest in this company.

3.
LETTER OF CREDIT AGREEMENT

        At January 31, 2002, the Company had no letters of credit agreements.

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

5.
SUBSEQUENT EVENTS

        None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        RESULTS OF OPERATIONS

        Net sales for the first quarter of fiscal 2002 were $1.5 million, at the same level as in the first quarter of fiscal 2001.

        Cost of sales was $1.1 million in the first quarter of fiscal 2002, compared with $1.4 million in the first quarter of fiscal 2001. In principal, this is the result of the decrease occurred in the salary expenses with the workforce involved in the production activity.

        Sales and marketing expenses were $0.4 million in the first quarter of fiscal 2002, compared with $0.6 million in the first quarter of fiscal 2001. As a percentage of net sales, sales and marketing expenses decreased to 27% in the first quarter of fiscal 2002 compared with 40% in the first quarter of fiscal 2001. The decrease in marketing expenses has occurred as result of Company's decision to use less funds for marketing with better results, by concentrating these funds to the most efficient marketing programs.

        Research and development expenses were $0.1 million in the first quarter of fiscal 2002, compared with $0.2 million in the first quarter of fiscal 2001. The decrease is due primarily to the reduction occurred in salary expenses, by the decrease of the number of employee used in research and development activities.

        General and administrative expenses were $0.4 million in the first quarter of fiscal 2002, compared with $0.3 million in the first quarter of fiscal 2001. As a percentage of net sales, general and administrative expenses increased to 27% in the first quarter of fiscal 2002 compared with 20% in the first quarter of fiscal 2001. The increase is due primarily to the supplementary expenses recorded with interest on notes payable.

        The Company's loss from operations was approximately $0.5 million in the first quarter of fiscal 2002 compared with approximately $1.0 million in the first quarter of fiscal 2001.

        Other income was $0.3 million in the first quarter of fiscal 2002, compared with $0.5 million in the first quarter of fiscal 2001, a decrease of $0.2 million.

        Net loss for the first quarter of fiscal 2002 was $0.2 million compared with a net loss of $0.5 million in the first quarter of fiscal 2001.

        LIQUIDITY AND CAPITAL RESOURCES

        At January 31, 2002, the Company had $0.9 million in cash and cash equivalents, same with the balance at the end of fiscal 2001. Net cash used in operating activities decreased from $2.3 million used in the three months ended January 31, 2001 to $0.3 million used for the same period in fiscal 2002. This decrease is due primarily to the investment in Ningbo China, made in December 2000, compared with no investment recorded in the first quarter of 2002.

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

        In December 1998, the Company leased back this facility over a 15-year lease term expiring in December 2013. The land component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. As a result of the sale for $11.0 million, a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15 year lease life on a straight line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized on a straight line basis over the leased building asset life, which has been determined to be the 15 year lease term.

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

        Net accounts receivable were $1.1 million at January 31, 2002, compared with $1.7 million at October 31, 2001, a decrease of $0.6 million, or 35%, while net inventories were $2.8 million at January 31, 2002, as compared with $2.3 million at October 31, 2001, an increase of $0.5 million. The decrease in accounts receivable reflects large collections in the first quarter of fiscal 2002. The increase in inventory reflects the purchase of additional terminal and TeleCLIENT products during the quarter.

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

        PRODUCT DEVELOPMENT

        The computer market is characterized by rapid technological change and product obsolescence often resulting in short product life cycles and rapid price declines. The Company's success will continue to depend primarily on its ability to continue to reduce costs through manufacturing efficiencies and price negotiation with suppliers, the continued market acceptance of its existing products and its ability to develop and introduce new products. There can be no assurance that TeleVideo will successfully develop new products or that the new products it develops will be introduced in a timely manner and receive substantial market acceptance. There can also be no assurance that product transitions will be managed in such a way to minimize inventory levels and product obsolescence of discontinued products. The Company's operating results could be adversely affected if TeleVideo is unable to manage all aspects of product transitions successfully.

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

        INVESTMENTS IN AFFILIATES

        Investments in affiliates represent approximately 16% of the Company's total assets at January 31, 2002. As a result, the Company's success will be adversely affected if the investees fail to execute their business plans. If there is an impairment in the carrying value of the affiliate investments the Company will reduce the carrying of such investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As of January 31, 2002, the Company had a long-term note receivable (the "Note") of $2.7 million. The Company received the Note, which bears interest at a fixed rate of 7.25% per annum, as partial consideration for the sale of the Company's headquarters facility in December 1998. The interest rate on the Note is fixed over the life of the Note, with principal and interest payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

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

TELEVIDEO, INC.

(REGISTRANT)

DATE: MARCH 15, 2002	BY:	/s/ K. PHILIP HWANG
K. PHILIP HWANG CHAIRMAN, C.E.O. AND ACTING CHIEF FINANCIAL OFFICER

QuickLinks

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
TELEVIDEO, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
TELEVIDEO, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2001 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Unaudited)
TELEVIDEO, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2001 (IN THOUSANDS) (Unaudited)
TELEVIDEO, INC. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K.
SIGNATURES