Form 10-Q
period 2002-04-30
TELEVIDEO INC
filed 2002-06-12
CIK 353779

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 000-11552

Televideo, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2383795 (IRS Employer Identification No.)

2345 Harris Way, San Jose, California 95131
(Address of principal executive offices)

Registrant's telephone number, including area code: (408) 954-8333

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of registrant's Common Stock, as of May 31, 2002 is: 11,310,000.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q for TeleVideo Inc. (the "Company") for the second quarter ended April 30, 2002, includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	April 30, 2002	October 31, 2001
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including $0.3 million restricted cash at April 30, 2002	$1,265	$870
Accounts receivable, net	1,729	1,683
Inventories, net	2,323	2,331
Marketable Securities	134	160
Prepayments and other	234	252
Notes receivable—current	78	78

Total current assets	5,763	5,374

PROPERTY, PLANT AND EQUIPMENT:
Production equipment	672	671
Office furniture and equipment	1,142	1,142
Leased property under capital lease	6,270	6,270

	8,084	8,083
Less accumulated depreciation and amortization	3,098	2,860

Property, plant and equipment, net	4,986	5,223

INVESTMENTS IN AFFILIATES	2,270	2,827
NOTE RECEIVABLE, LESS CURRENT PORTION	2,440	2,479

Total assets	$15,459	$15,903

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Obligation under capital lease—current	$318	$318
Accounts payable	871	812
Notes payable	2,017	1,500
Accrued liabilities	762	745
Deferred tax liabilities (CNET)	19	—
Deferred gain on sale of land and building—current	538	538

Total current liabilities	4,525	3,913

Obligation under capital lease—long-term	5,041	5,198
Deferred gain on sale of land and building—long-term	5,731	6,013

Total liabilities	15,297	15,124

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value:
Authorized—23,000,000 shares Outstanding—11,310,000 shares at April 30, 2002 and 11,310,000 shares at October 31, 2001	454	454
Additional paid-in capital	95,734	95,734
Accumulated other comprehensive income, net	29	80
Accumulated deficit	(96,055)	(95,489)

Total stockholders' equity	162	779

Total liabilities and stockholders' equity	$15,459	$15,903

The accompanying notes are an integral part of these financial statements.

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2002 AND APRIL 30, 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
NET SALES	$2,190	$1,441	$3,701	2,979
COST OF SALES	1,669	1,523	2,815	2,941

GROSS PROFIT	521	(81)	886	38
OPERATING EXPENSES:
Sales and marketing	429	844	806	1,413
Research and development	186	307	319	531
General and administration	483	540	880	867

Total operating expenses	1,098	1,691	2,005	2,811

Loss from operations	(577)	(1,772)	(1,119)	(2,773)
INTEREST (EXPENSES) INCOME, net	(81)	45	(156)	108
AFFILIATES EQUITY LOSS	(65)	(729)	(80)	(729)
UNREALIZED LOSS ON SECURITIES	(41)	(3,053)	(58)	(3,053)
OTHER INCOME, net	430	471	848	918

Net loss	$(334)	$(5,038)	$(565)	(5,529)

Net loss per share, basic and diluted	$(.03)	$(.45)	$(.05)	(.49)

Weighted average shares outstanding	11,310	11,307	11,310	11,307

The accompanying notes are an integral part of these financial statements.

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND APRIL 30, 2001
(IN THOUSANDS)
(Unaudited)

	Six Months Ended April 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(421)	$(2,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of land and building	—	—
Net additions to property, plant and equipment	(1)	—
Investment in Ningbo China	—	(2,000)
Deferred gain from Ningbo China	—	1,280
Note receivable	39	36
Proceeds from investments, including sales of CNET stock	418	87

Net cash provided by (used in) investing activities	456	(597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	517	—
Loans (from Smith Barney and Gem Management)	—	575
Payments on lease obligations	(157)	—

Net cash provided by (used in) Financing activities	360	575

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	395	(2,914)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	870	3,261

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,265	$347

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

  f)
  any and all trademarks, trade names and intangible assets of TeleVideo. Under this line of credit, which bears interest at 8% per annum, payable monthly, the Company received $200,000 in February, $300,000 in June, $500,000 in July, $500,000 in September,  $500,000 in December 2001 and $500,000 in April 2002. In November 2001 the Company paid back approximately $500,000 from this loan by giving in exchange its interest in Alpha Technology and the proceeds from Koram investment. On June 1, 2002 the outstanding balance for this loan was approximately $2,017,000.

        For the future period the Company will try to make a new agreement with Gem Management, in order to obtain a lower interest rate for its note, taking in consideration that the prime rate interest has decreased from May 2001.

        The accompanying notes are an integral part of these financial statements.

TELEVIDEO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information at April 30, 2002 and for the three months ended April 30, 2002 and 2001 include all adjustments that the management of the Company believes are necessary for fair presentation for the results of the periods presented.

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

        INVENTORIES

        Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) or both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $0.7 million at both April 30, 2002 and October 31, 2001, respectively (in thousands):

	April 30, 2002	October 31, 2001
Purchased parts and subassemblies	$81	$146
Work-in-process	341	448
Finished goods	1,901	1,737

	$2,323	$2,331

        PROPERTY, PLANT AND EQUIPMENT

        Depreciation and amortization are provided over the estimated useful lives of the assets using both straight line and accelerated methods.

Production equipment	1-10 years
Office furniture	1-10 years
Leased property	15 years

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

        During the fiscal years 2001 and 2002, due to the decrease in the estimated fair market value of K&T Telecom, the Company decreased the carrying value of this investment on the financial statements from $600,000 to $235,083, proportionally with its interest in this company.

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

        Also, due to the decrease recorded in the estimated fair market value of Ningbo, the Company adjusted the carrying value of this investment on the financial statements from $1,700,000 to $1,457,084, proportionally with its interest in this company.

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

        On May 23, 2002, the Company owned approximately 32,500 shares of CNET common stock and the market value was approximately $3.25 per share.

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

        During the fiscal year 2001 and 2002, due to the decrease of the estimated fair market value of Xeline (Keyin), the Company adjusted the carrying value of this investment on the financial statements from $2,522,972 to $267,371, proportionally with its interest in this company.

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

3. LETTER OF CREDIT AGREEMENT

        At April 30, 2002, the Company had one letter of credit agreement in amount of approximately $0.3 million. Accordingly with the agreement between the Company and the bank, we have deposited approximately $0.3 million into a restricted account, following that the bank to pay the vendor from this account when the products will be shipped, but no later than August 31st, 2002.

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

5. SUBSEQUENT EVENTS

        None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED APRIL 30, 2002 AND THE THREE MONTHS ENDED APRIL 30, 2001

        Net sales for the second quarter of fiscal 2002 were $2.2 million, compared with $1.4 million in the second quarter of fiscal 2001, an increase of $0.8 million or 57%. The increase is due in principal to the supplementary revenue provided by the sales of our new TeleClient line of products, TC7370/7380 and TC7320, introduced in June 2001. These models have additional features compared with the older models, like LCD panel, touch-screen or wireless option.

        Cost of sales was $1.7 million in the second quarter of fiscal 2002, compared with $1.5 million in the second quarter of fiscal 2001. In principal, this is the result of the increase in the total sales amount.

        Sales and marketing expenses were $0.4 million in the second quarter of fiscal 2002, compared with $0.8 million in the second quarter of fiscal 2001. As a percentage of net sales, sales and marketing expenses decreased to 18% in the second quarter of fiscal 2002 compared with 57% in the second quarter of fiscal 2001. The decrease in marketing expenses has occurred in principal as result of our decision to discontinue the operation of the Mobile Division, after we concluded that this business didn't meet our expectations regarding the sales and expenses volume.

        Research and development expenses were $0.2 million in the second quarter of fiscal 2002, compared with $0.3 million in the second quarter of fiscal 2001. The decrease is due primarily to the reduction occurred in salary expenses, by the decrease of the number of employee used in research and development activities.

        General and administrative expenses were $0.5 million in the second quarter of fiscal 2002, same level with the second quarter of fiscal 2001. As a percentage of net sales, general and administrative expenses decreased to 23% in the second quarter of fiscal 2002 compared with 36% in the second quarter of fiscal 2001. The decrease is due primarily to the increase in total net sales.

        The Company's loss from operations was approximately $0.6 million in the second quarter of fiscal 2002 compared with approximately $1.8 million in the second quarter of fiscal 2001.

        Other income was $0.4 million in the second quarter of fiscal 2002, compared with $0.5 million in the second quarter of fiscal 2001.

       The loss from investments was $0.1 million in the second quarter of fiscal 2002, compared with a loss of $3.8 million in the second quarter of fiscal 2001.

        Net loss for the second quarter of fiscal 2002 was $0.3 million compared with a net loss of $5.0 million in the second quarter of fiscal 2001.

 COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND THE SIX MONTHS ENDED APRIL 30, 2001

        Net sales for the first six months of fiscal 2002 were $3.7 million, compared with $3.0 million in the first six months of fiscal 2001, an increase of $0.7 million or 23%. The increase is due in principal to the supplementary revenue provided by the sales of our new TeleClient line of products, TC7370/7380 and TC7320, introduced in June 2001. These models have additional features compared with the older models, like LCD panel, touch-screen or wireless option.

        Cost of sales was $2.8 million in the first six months of fiscal 2002, compared with $2.9 million in the first six months of fiscal 2001.

        Sales and marketing expenses were $0.8 million in the first six months of fiscal 2002, compared with $1.4 million in the first six months of fiscal 2001. As a percentage of net sales, sales and marketing expenses decreased to 22% in the first six months of fiscal 2002 compared with 47% in the first six months of fiscal 2001. The decrease in marketing expenses has occurred in principal as result of our decision to discontinue the operations of the Mobile Division.

        Research and development expenses were $0.3 million in the first six months of fiscal 2002, compared with $0.5 million in the first six months of fiscal 2001. The decrease is due primarily to the reduction occurred in salary expenses, by the decrease of the number of employee used in research and development activities.

        General and administrative expenses were $0.9 million in the first six months of fiscal 2002, same level with the first six months of fiscal 2001. As a percentage of net sales, general and administrative expenses decreased to 24% in the first six months of fiscal 2002 compared with 30% in the first six months of fiscal 2001. The decrease is due primarily to the increase in total net sales.

        The Company's loss from operations was approximately $1.1 million in the first six months of fiscal 2002 compared with approximately $2.8 million in the first first six months of fiscal 2001.

        Other income was $0.8 million in the first six months of fiscal 2002, compared with $0.9 million in the first six months of fiscal 2001.

       The loss from investments was $0.1 million in the first six months of fiscal 2002, compared with a loss of $3.8 million in the first six months of fiscal 2001.

        Net loss for the first six months of fiscal 2002 was $0.6 million compared with a net loss of $5.5 million in the first six months of fiscal 2001.

        LIQUIDITY AND CAPITAL RESOURCES

        At April 30, 2002, the Company had $1.3 million in cash and cash equivalents, including $0.3 million restricted cash for letter of credit, compared with $0.9 million at the end of fiscal 2001. Net cash used in operating activities decreased from $2.9 million used in the six months ended April 30, 2001 to $0.4 million used for the same period in fiscal 2002. This decrease is due primarily to the decrease recorded in loss from operations.

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

        Net accounts receivable were $1.7 million and net inventories were $2.3 million at April 30, 2002, same as of  October 31, 2001.

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

        INVESTMENTS IN AFFILIATES

        Investments in affiliates represent approximately 15% of the Company's total assets at April 30, 2002. As a result, the Company's success will be adversely affected if the investees fail to execute their business plans. If there is an impairment in the fair market value of the affiliate investments, the Company will reduce the carrying value of such investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As of April 30, 2002, the Company had a long-term note receivable (the "Note") of $2.7 million. The Company received the Note, which bears interest at a fixed rate of 7.25% per annum, as partial consideration for the sale of the Company's headquarters facility in December 1998. The interest rate on the Note is fixed over the life of the Note, with principal and interest payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 16, 2002, the Company held its 2002 shareholders meeting. Proxy and Annual Report for the fiscal 2001 were sent to all the shareholders on file at February 25, 2002, and also were filed with SEC on February 28, 2002.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K.

  (a) EXHIBIT(S).

    None

  (b) REPORTS ON FORM 8-K.

    None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEVIDEO, INC.

(REGISTRANT)

DATE: June 12, 2002	BY:	/s/ K. PHILIP HWANG
K. PHILIP HWANG CHAIRMAN, C.E.O. AND ACTING CHIEF FINANCIAL OFFICER

QuickLinks

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
TELEVIDEO, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
TELEVIDEO, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND APRIL 30, 2001 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Unaudited)
TELEVIDEO, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND APRIL 30, 2001 (IN THOUSANDS) (Unaudited)
TELEVIDEO, INC. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS APRIL 30, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K.
SIGNATURES