Form 10-K
period 2002-10-31
TELEVIDEO INC
filed 2003-02-12
CIK 353779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended: October 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number: 000-11552

TeleVideo, Inc.

((Exact name of registrant as specified in its charter)

Delaware	94-2383795
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2345 Harris Way, San Jose, California (Address of principal executive offices)	95131 (Zip Code)

Registrant’s telephone number, including area code:

(408) 954-8333

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The approximate aggregate market value of registrant’s common stock held by non-affiliates on January 10, 2003 (based upon the closing sales price of such stock as reported in the over the counter market as of such date) was $791,700.

      As of January 10, 2003, 11,310,000 shares of registrant’s common stock were outstanding.

      Documents Incorporated by Reference: Certain portions of the Registrant’s Definitive Proxy Statement to be used in connection with Registrant’s Annual Meeting of Stockholders to be held on April 16, 2003 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

(The remainder of this page was left blank intentionally.)

Disclosure Regarding Forward-looking Statements

      This Annual Report on Form 10-K for the fiscal year ended October 31, 2002 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the company’s operations and other such matters are forward-looking statements. These kinds of statements are signified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will”, and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the company, changes in law or regulations and other factors, many of which are beyond control of the company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

(Remainder of this page was intentionally left blank)

Introductory Statement

      References in this Form 10-K to “TeleVideo,” the “Registrant”, “We” or the “Company” refer to TeleVideo, Inc. and its subsidiaries unless the context indicates otherwise. This report contains registered and unregistered trademarks of other companies.

PART I

Item 1.     Business

The Company

      Founded in 1975, TeleVideo is a market leader providing innovative high performance terminal and network computer products to the business and consumer markets. The Company markets its products worldwide primarily through distributors, value-added resellers (“VARs”), systems integrators and original equipment manufacturers (“OEMs”).

      The Company first became a leader in the video display terminal industry by introducing a new generation of “smart” terminals based on the Intel microprocessor at a time when dumb terminals were the industry standard. TeleVideo holds a number of proprietary terminal emulations, including the TV910 and TV9425, which have been an industry standard for more than 15 years and are currently used in millions of terminals worldwide. Today, TeleVideo is utilizing its expertise in server-based network computing to forge new ground in delivering thin-client solutions. Thin-client are a category of terminals that do not have local storage devices, where all the programs and data are saved on the server.

Products

     TeleCLIENT Family

      TeleVideo’s TeleCLIENT products consist of a family of thin-client Windows-based terminals. The TC7010 is a stand-alone design that can be connected to a variety of monitors to meet specific needs. The TC7155 and TC7175 are integrated units with 15 and 17-inch color CRT monitors, respectively. The TeleCLIENT TC7300 Series is a fully integrated Windows-based thin-client with a built-in high-resolution thin film transistor (TFT) LCD screen. Bundled as an all-in-one design, the TC7300 Series is designed for use in limited workspaces.

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

      The TeleCLIENT family of products is designed for use in the healthcare, government, education, retail and other task-oriented client/server based computing environments. TeleVideo’s thin-clients are accelerated by a Pentium-class 300MHz microprocessor. Windows CE powers TeleCLIENT thin-clients, which enable fast and easy access to business-critical applications.

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

     iTelePC

      TeleVideo’s iTelePC iT2000 is an “internet appliance,” a new and relatively low-cost PC, designed for Internet access and specialized business use, but without the full capabilities of a personal computer. The iTelePC iT2000 comes integrated with a 15-inch monitor that brings the Internet to the household or business in a small, easy-to-use design. Powered by Microsoft Windows CE, the 233 MHz iT2000 comes with no set-up required. During the fiscal 2002, the demand for this product was at a lower level than we have expected, and the Company is analyzing the possibility to retire it from production.

     Auto Safety Devices

      In October 2000, the Company introduced a new line of products, mobile electronics, represented by Alladin-2000 and Mobile Secretary KFH-2001K. Also, during the fiscal year 2001, the Company introduced another auto safety product, Back-Up View.

      The Aladdin A-2000 is an advanced two-way remote vehicle starting and security system, providing around-the-clock surveillance and security. The interactive bi-directional remote control is in constant communication with the system module, allowing the vehicle to be monitored closely through visual warning and audible or vibrating alarm. The Mobile Secretary is designed to allow the safe use of cellular phones while driving, and the Back-Up View is a system who can detect if there is an obstacle at a certain distance behind the vehicle, when the car is moving back. Due to the high level of competition on the market of these products, the Company didn’t meet its goals regarding sales and revenue expected for the first two quarters of the fiscal 2001. Consequently, in the third quarter of the fiscal 2001 we have decided to discontinue the production of auto safety devices.

Product Development

      TeleVideo serves markets that are characterized by rapid technological change and the Company has continuous ongoing programs to develop new products. The Company has recently introduced stand-alone versions of its thin-client products with varying monitor sizes, ranging up to 17” flat-panel displays. In addition, the company is continuing the development of a wireless thin-client product using the 802.11b protocol. Although the Company’s research and development staff consists of 4 employees as of December 10, 2002, engineers from participating companies support various joint projects of the Company. During fiscal 2002, TeleVideo spent approximately $0.6 million on Company-sponsored research and development. Company-sponsored research and development expenses for fiscal 2001 and 2000 were approximately $0.8 million and $0.9 million, respectively. The Company did not engage in any customer-sponsored research and development program during such years.

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

Sales, Marketing and Customers

      North American sales are handled from TeleVideo sales offices located in San Jose, California, Lake Forest, California and Hoffman Estates, Illinois. Products are sold through distributors, mass merchants, retail stores, VARs, systems integrators and OEMs. In April 2002, TeleVideo appointed a new salesperson in North Wales, Pennsylvania, to manage sales activity on the East Coast area.

      Products sold in Europe, Asia Pacific, Africa and Latin America are handled by the Company’s office in San Jose, California through distributors, OEMs and international representatives. The Company also appointed, in fiscal 2002, an agent in the Netherlands to manage existing customer relationships and to build new ones throughout Europe. From January 2003, the Company appointed a new agent in the United Kingdom, simultaneous with the termination of the contract with the agent from the Netherlands.

      TeleVideo distributors generally do not have exclusive geographic territories. Either party can generally terminate distributor contracts without cause upon advanced written notice of 30 days or 60 days. TeleVideo’s distributors typically handle a variety of computer-related products, including products competitive with those of TeleVideo. The typical distribution arrangement requires the distributor to purchase TeleVideo products with certain limited stock rotation rights. Distributors may also exercise price protection rights should the Company’s product price be reduced. None of these contracts are material to the Company.

      TeleVideo, through its headquarters’ marketing and supporting staff, continues to work closely with its distributors, mass merchants, retail stores, VARs, systems integrators and original OEMs. TeleVideo’s marketing staff also provides the customers with training, sales and promotional materials, cooperative advertising programs, trade show participation and sales leads. The marketing organization also leads the product marketing role giving direction to product management and competitive positioning. The Company spent approximately 5% ($0.4 million), 3% ($0.2 million) and 3% ($0.2 million) of its net revenues on advertising in fiscal 2002, 2001 and 2000, respectively.

      TeleVideo’s customers typically purchase the Company’s products on an as-needed basis. Therefore, the Company will continue to manufacture its products based on sales forecasts and upon customer orders. As a result of this strategy, the Company believes that backlog is not material to its business taken as a whole. Because of the possibility of customer changes in delivery schedules or cancellation of orders, which is not uncommon in the computer industry, the Company’s backlog as of any particular date may not be indicative of actual net sales for any succeeding period.

      For the fiscal year ended October 31, 2002, one customer represented 10% of total net revenue. For the fiscal 2001, no single customer represented 10% or more of total net revenue. TeleVideo’s sales terms are typically net 30 or net 45 days.

International Sales

      The Company had export sales (primarily to Europe, Asia and Latin America) of approximately $1.3 million in fiscal 2002 (representing 16% of total net sales), $1.7 million in fiscal 2001 (25% of total sales) and $2.4 million in fiscal 2000 (34% of total net sales). In fiscal 2002, the Company appointed an agent in the Netherlands to manage existing customer relationships and to build new ones throughout Europe. The Company is evaluating the feasibility of establishing a fully equipped TeleVideo presence in Europe but has made no commitments in this regard.

      TeleVideo’s international sales are subject to certain risks common to non-United States operations, including but not limited to governmental regulations, import restrictions and export control regulations, changes in demand resulting from fluctuations in exchange rates, as well as risks such as tariff regulations. TeleVideo’s international sales are generally U.S. dollar-denominated and, therefore, are not directly subject to international currency fluctuations. The strength of the dollar in relation to certain international currencies may, however, adversely affect the Company’s sales to international customers.

Joint Venture and Investment Activity

Equity Method

Mulix, Inc.

      On February 2000, the Company purchased for $1,000,000 in cash an aggregate of 14,269,230 shares of unregistered Series A Convertible Preferred Stock of Mulix, Inc., a Delaware corporation. The Company’s investment in Mulix represents a 35% interest in this privately held corporation.

      Mulix was dissolved effective November 30, 2000. Thus, the entire investment of $1.0 million was written off as of October 31, 2000.

K&T Telecom, Inc.

      In July 2000, the Company purchased for $600,000 in cash an aggregate of 9,608 shares of stock of K&T Telecom, Inc. K&T Telecom, Inc. is a Korean company and its main activity is manufacturing telecommunication and electronics devices, including a hands-free accessory and collision sensors. The Company’s investment in K&T Telecom, Inc. represents a 49% interest in this privately held corporation.

      If K&T Telecom, Inc. subsequently increases its capital, TeleVideo will be given the opportunity to participate in the stock issuance in order to maintain the percentage of stock currently held by TeleVideo.

      During the fiscal year 2002, due to the decrease of the fair market value of K&T Telecom investment, the Company decreased value of this investment on the financial statements from $274,230 to $209,176, proportionally with its interest in this company.

      Based upon the financial results and prospects for recovery of its investment the Company is contemplating withdrawal from the joint venture.

Alpha Technology, Inc.

      In August 2000, the Company purchased for $650,000 in cash an aggregate of 9,608 shares of stock of Alpha Technology, Inc. Alpha Technology, Inc. is a Korean company, manufacturing electronic and car accessories, including two-way car alarm systems. The Company’s investment in Alpha Technology, Inc. represents a 49% interest in this privately held corporation.

      TeleVideo has the right to participate in future sales of Alpha Technology, Inc. securities to maintain its proportionate interest in this company. If Alpha Technology, Inc. increases its capital thereafter, TeleVideo will be given the opportunity to participate in the stock issuance in order to maintain the percentage of stock held currently by TeleVideo.

      In the fiscal year 2001, due to the decrease of the fair market value of Alpha Technology investment, the Company adjusted the carrying value of this investment on the financial statements from $600,000 to $418,033. In November 2001, the Company decided to withdraw from this joint venture, and to sell its interest in Alpha Technology to Gem Management, a company owned by Dr. Hwang’s wife, Gemma Hwang. In exchange for the 9,608 shares of Alpha Technology, the amount of approximately $418,000 (the value of transaction and the book value of Alpha Technology investment as of July 31, 2001) will be deducted from the Note Payable owed by TeleVideo to Gem Management. Before the transaction, the Company owed to Gem Management $1.5 million, bearing an annual interest of 8%.

Ningbo China

      In October 2000, the Company invested $1,000,000 in Televideo (China) Co., Ltd. (Ningbo China) for a 10% interest. The Company has agreed to invest an additional $2,000,000 in December 2000. The total investment will represent a 30% interest in this company, which will manufacture computer terminals and monitors.

      The investment agreement also provides for the use of TeleVideo’s technical production skill for terminal products. For the use of this technology Ningbo China will pay the Company $2.5 million dollars over two years as follows: $1.2 million is to be received in December 2000 and the remaining $1.3 million in two installments of $650,000 in June 2001 and June 2002. This investment will give Ningbo China the right to use our technology and we will provide professional training for the use of this technology. The most important technology is related to the processor used for TeleClient.

      During December 2000, the Company invested $2,000,000 in Ningbo China for an additional 20% ownership interest. Accordingly in December 2000, the Company changed its method of accounting for this investment to the equity method. No difference in the value of this investment was recorded as result of the change from the cost accounting method to the equity accounting method.

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

      In the third quarter of fiscal 2001, because a couple of investors have withdrawn from this joint venture, the capital of Ningbo decreased to around $5.0 million, from an initial amount of 10.0 million. Due to this fact, the Chinese government asked Ningbo to change the initial agreement with TeleVideo and to record the payments made by Ningbo to TeleVideo as withdrawals of a portion of its investment, instead of payments for the technology and training. The Company agreed with this change, and, consequently, we reduced the amount showed as investment on the financial statements from $3.0 million to $1.7 million.

      Due to the decrease of the fair market value of the Ningbo investment, the Company adjusted the carrying value of this investment on the financial statements from $1.7 million to $0.7 million, proportionally with its interest in this company. Also, as result of the withdrawn of a couple of the investors from this joint venture, the Company’s interest in Ningbo has increased from 30% to 60%.

Cost Method

mySimon, Inc.

      In September 1998, the Company invested $1 million in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock.

      On February 29, 2000, CNET Networks, Inc. (formerly, CNET, Inc. or “CNET”) completed the acquisition of mySimon, Inc. As a result of this acquisition, the Company received 375,108 shares of common stock of CNET in exchange for 100% of its interest in mySimon, Inc. During same period of time, the Company also adjusted its balance sheet to reflect the conversion to a marketable security. The cost method used to book the investment in mySimon was changed to market value method in accordance with SFAS 115 to record the investment in CNET stock.

      During the fiscal year 2000 and 2001, the Company recognized gains from the sales of CNET stocks of $10.1 million and $0.3 million respectively.

      On January 10, 2003, the Company owned approximately 32,500 shares of CNET common stock and the market value was approximately $2.80 per share.

Koram, Inc.

      In February 1998, the Company purchased a 50% interest in Koram, Inc, a Korean restaurant venture. During 2000, the Company decided to discontinue its participation in this joint venture. The Company’s venture partner agreed to transfer the funds for our participation into the TeleVideo account when the exchange rate Korean Won and US Dollar will be the most advantageous. Also, the Company changed its method of accounting for this investment to cost method. No difference in the value of this investment was recorded as result of the change from the equity accounting method to the cost accounting method.

      In November 2001, the Company decided to pay back a portion from the Gem Management’s loan with the funds deposited in Korea, which were in a total amount of approximately $64,000. Before the transaction, the Company owed Gem Management $1.5 million, bearing an annual interest of 8%.

Biomax Co, Ltd.

      On May 12, 2000, the Company purchased for a cash investment of $917,431 an aggregate of 45,000 ordinary shares of Biomax Co., Ltd. (“Biomax”). Biomax is a startup company, with its principal offices located in Seoul, Korea, engaged in developing an herbal product to help lower cholesterol levels in humans. Its existing technology was developed by and obtained from the Korea Research Institute of Bioscience and Biotechnology. The Company’s investment in Biomax represents a 15% interest in this privately held corporation.

      The agreement gives the Company the right to nominate one member to the Biomax Board of Directors. Dr. K. Philip Hwang, the Company’s Chairman of the Board and Chief Executive Officer, was nominated and elected to the Biomax board.

      The Company has the right to participate in future sales of Biomax securities to maintain its proportionate interest in Biomax. In the event the Company wants to sell all or a portion of its shares, it has given Biomax and Biomax’s President, who is its controlling shareholder, a right of first refusal to purchase the shares. The controlling shareholder also must obtain the Company’s prior written consent in order to sell over 10% of Biomax.

      Biomax also agreed to discuss with the Company certain specified kinds of events and transactions that could materially impact Biomax’s business, capital structure and financial condition. The agreement further prohibits Biomax from sharing its technology with third parties or assisting with research and development efforts of third parties without the prior written consent of the Company, other than in the normal course of business, and further prohibits the controlling shareholder from engaging in businesses that could compete with Biomax. The restrictions and promises in the agreement will terminate at such time as the Company has sold at least 70% of the shares it acquired under the agreement.

      During the fiscal 2002, due to the decrease of the fair market value of Biomax investment, the Company adjusted the carrying value of this investment on the financial statements from $115,978 to $110,765, proportionally with its interest in this company.

Xeline (Keyin) Telecom Co. Ltd.

      On May 12, 2000, the Company purchased for $2,522,972 an aggregate of 15,278 ordinary shares of Xeline (Keyin) Telecom Co. Ltd. (“Xeline”). Xeline is a private company located in Seoul, Korea, which is engaged in developing power line technology for electricity transportation. The Company’s investment in Xeline represents a 5.75% interest in this corporation.

      The Company has the right to participate in future sales of Xeline securities to maintain its proportionate interest in Xeline. In the event the Company wants to sell all or a portion of its shares, it has given Xeline and its controlling shareholder, who is also its President and Chief Executive Officer, a right of first refusal to purchase the shares.

      Xeline also agreed to keep the Company expressly advised regarding certain specified kinds of events and transactions that could materially impact Xeline’s business, capital structure and financial condition. Xeline has agreed that it will not transfer its power line communications (“PLC”) technology to a third party without the prior written consent of the Company, except in the context of a strategic technology transfer agreement approved by the Xeline Board. The restrictions and promises in the agreement will terminate at such time as the Company has sold at least 70% of the shares it acquired under the agreement.

      The investment agreement also contemplates that TeleVideo will participate in a strategic alliance with Xeline under the terms of which TeleVideo will support Xeline in its overseas marketing and sales activities related to Xeline’s PLC technology. In addition, TeleVideo and Xeline will cooperate to incorporate Xeline’s PLC technology into TeleVideo’s computer products, including the Tele-Client series. The parties contemplate entering into a separate sale and marketing agreement to more fully document the terms and conditions of the strategic relationship.

      During the fiscal years 2002, due to the decrease of the fair market value of Xeline investment, the Company adjusted the carrying value of this investment on the financial statements from $308,755 to $199,890 proportionally with its interest in this company.

MultiMedia SOC, Inc. (formerly described as Synertek, Inc.)

      In June 2000, the Company purchased for $1,000,000 in cash an aggregate of 285,714 shares of common stock of MultiMedia SOC, Inc. (formerly described as Synertek, Inc.), a Nevada corporation, representing an 8% interest in this company. MultiMedia SOC, Inc. manufactures and sells handheld digital multimedia and communications appliances.

      During the fiscal years 2001 and 2002, due to the decrease of the fair market value of the MultMedia investment, the Company adjusted the carrying value of this investment on the financial statements from $211,528 to $153,689, proportionally with its interest in this company.

Competition

      TeleVideo believes that brand recognition, product quality, availability, extensive standard product features, service and price are significant competitive factors in the Company’s markets. In addition to the factors listed above, the principal considerations for distributors and resellers in determining which products to offer include profit margins, immediate delivery, product support, and credit terms. TeleVideo has continued and in the future will likely continue to face significant competition, with respect to these factors, particularly from the large international manufacturers. Most of these companies have significantly greater financial, marketing and technological resources than the Company, and may be able to command better terms with their suppliers due to higher purchasing volumes. The Company’s most dominant competitors are Wyse Technology, Inc. and Neoware, Inc., with approximately 35% and 15% of the world-wide market, respectively, compared to less than 2% for the Company. Therefore, there is no assurance that the Company will be able to successfully compete in the future.

Production

      The Company subcontracts substantially all of the manufacturing of its products to manufacturers in Taiwan, the People’s Republic of China and South Korea. The testing, inspection and some minor assembly work are done at our California headquarters. We believe our current facilities in California will continue to be adequate for our purposes for the foreseeable future.

      The Company’s largest supplier accounted for approximately 40% (approximately $2.1 million) of net purchases in fiscal 2002. Loss of this supplier might have an adverse effect on the product supply of the Company. The Company believes, however, that in most cases, alternative sources of supply could be arranged as and when needed by the Company. To date, TeleVideo has not experienced any significant difficulties or delays in production of its products.

Proprietary Rights

      The Company regards certain aspects of its products as proprietary and relies upon a combination of trademark and copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company has registered trademarks in the United States and in over 20 foreign countries for “TeleVideo” and the TeleVideo logo.

      The continuing development of the Company’s products and business is dependent, primarily, on the knowledge and skills of certain of its employees. To protect its rights to its proprietary information, the Company requires all employees and consultants to enter into confidentiality agreements that prohibit the disclosure of confidential information to persons unaffiliated with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company’s technology or other confidential information in the event of any unauthorized use or disclosure. There also can be no assurance that third parties will not independently develop products similar to or duplicative of products of the Company. The Company believes that due to the rapid pace of technological change in its industry, the Company’s success is likely to depend more upon continued innovation, technical expertise, marketing skill and customer support than on legal protection of the Company’s proprietary rights.

Government Regulations

      Most of the Company’s products are subject to regulations adopted by the Federal Communications Commission (“FCC”), which establishes radio frequency emanation standards for computing equipment. TeleVideo believes that all of the Company’s products that are subject to such regulations comply with these regulations. Although there can be no assurance, the Company has no reason to believe that new products will not also be approved. Failure to comply with the FCC specifications could preclude the Company from selling non-complying systems in the United States until appropriate modifications are made. To date, the Company has not encountered any FCC compliance problems.

Employees

      As of January 10, 2003, the Company’s full-time employees totaled 30, as compared with 31 reported at the end of fiscal 2001. Of the total number of employees, 14 are engaged in product research, engineering, development and manufacturing, 8 in marketing and sales and 8 in general management and administration. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical, marketing and management personnel.

      None of the Company’s employees are subject to a collective bargaining agreement or represented by a union, and the Company has never experienced a work stoppage. We believe that our employee relations are good.

Item 2.     Properties

      The Company’s headquarters, research and development and administrative operations are housed in a 69,630 square foot building located on 2.5 acres in San Jose, California. On December 28, 1998, the Company sold the building and has leased it back. The aggregate monthly lease payments are $114,000. Please refer to Note 9 of the financial statements (“Sale and Leaseback of Building”) for additional details. The lease expires on December 31, 2013.

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

Item 3.     Legal and Other Proceedings

Legal Proceedings

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

Executive Officers

      The following sets forth certain information with regard to executive officers of TeleVideo (ages are as of January 10, 2003):

Executive Officer	Age	Position

Dr. K. Philip Hwang	67	Chairman of the Board and Chief Executive Officer TeleVideo, Inc.
Jun Keun Yum	51	Vice President of Operations, Chief Technology Officer and Director of Sales TeleVideo, Inc.
Richard I. Kim	32	Vice President of Marketing and Human Resources and Acting Chief Financial Officer TeleVideo, Inc.

      Dr. K. Philip Hwang, age 67, is the founder of the Company and has been Chairman of the Board and Chief Executive Officer since October 1976. From August 1990 to April 1991 and from June 2000 to April 2002, he has served as the Acting Chief Financial Officer. Dr. Hwang is also a member of the Board of Directors of Biomax Co., Ltd.

      Jun Keun Yum, age 51, joined TeleVideo in January 1999 as Vice President of Operations and Chief Technology Officer. From February 2000 to present, he served as the Vice President of Sales. Mr. Yum was a General Manager and Executive Director of Samsung Electronics Co., Ltd., Seoul, Korea from January 1993 to December 1998. From October 1986 to December 1992, he was co-founder and President of Pixelab, Inc. of Lisle, Illinois. Mr. Yum has a BS degree in Electrical Engineering from Han Yang University of Seoul, Korea and an MS degree in Electrical Engineering from Illinois Institute of Technology.

      Richard I. Kim, age 32, joined TeleVideo in April of 2002 as Vice President of Marketing and Human Resources. Mr. Kim practiced corporate law at Cahill, Gordon & Reindel from 1996 to 1998 and at Brobeck, Phleger & Harrison from 1998 to 2002. Mr. Kim has a B.A. degree in philosophy and political science from Rutgers University and J.D. degree from Columbia Law School.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is traded in the over-the-counter market and quoted on the NASD electronic bulletin board under the symbol “TELV.OB”. The following table sets forth for the periods indicated the high and low last sales prices for the common stock. The prices quoted below reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low

FISCAL 2001:
First Quarter	$0.5469	$0.2188
Second Quarter	0.4062	0.1500
Third Quarter	0.2000	0.1500
Fourth Quarter	0.1800	0.1300

FISCAL 2002:
First Quarter	$0.1800	$0.1200
Second Quarter	0.1600	0.1100
Third Quarter	0.1400	0.0500
Fourth Quarter	0.0600	0.0400

      On January 10, 2003 there were 739 holders of record of the Company’s Common Stock and the closing price of the Company’s common stock in the over-the-counter market was $0.07 per share.

      The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company presently intends to retain any earnings for use in its business.

(The remainder of this page was left blank intentionally.)

Item 6.	Selected Financial Data

      The following selected financial data reflect the continuing operations of TeleVideo for the fiscal years ended October 31, 2002 through 1998. The data below has been derived from the Company’s audited consolidated financial statements for the fiscal years presented and should be read in conjunction with such audited financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere herein.

	Year Ended October 31,

	2002	2001		2000		1999	1998(4)

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$8,204	$6,936		$6,974		$8,070	$14,751
Operating loss	(2,915)	(3,544)		(4,918)		(4,570)	(4,727)
Net (loss) income	(2,634)	(6,464	)(1)	4,627	(2)	(8,881)	(8,881	)(3)
Net (loss) income per share
Basic and diluted	(0.23)	(0.57)		0.41		(0.33)	(0.79)
Balance Sheet Data:
Cash and cash equivalents	$898	$870		$3,261		$4,487	$1,640
Working capital	(282)	1,461		4,881		5,596	2,533
Total assets	12,894	15,903		23,349		18,317	10,433
Stockholders’ (deficiency) equity	(1,957)	779		8,316		2,504	6,211

(1)	Includes loss from investments of $4,781,000.

(2)	Includes net gains from the sales of C-NET stocks of $10,059,000.

(3)	Includes net loss from investment in APT venture of $4,076,903.

(4)	Amounts reflect restatement in 1998 to write off company’s investment in Three H and TLK due to impairment in 1996 and 1997 respectively.

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Notes to Consolidated Financial Statements for a discussion of operating results, liquidity needs and acquisitions and dispositions during the periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      In August 2000 the Company acquired Promise Engineering, Inc., subsequently renamed TeleVideo Mobile Electronics Division, which provides a channel for products made by TeleVideo investees (Alpha and K&T). These products are car accessories, including car alarms and hands-free phone accessories. The new product line did not have significant operations in 2000. In the fiscal 2001, due to the lower than expected sales activity for these products, the Company discontinued the production of car accessories products.

      The Company faces strong competition in the marketplace and continues to look for ways to improve operating efficiency. In order to lower the production costs, the Company has continued to negotiate with its suppliers and has also shifted many production processes overseas to subcontractors.

Results of Operations

     Fiscal 2002 Compared to Fiscal 2001

      Net sales for fiscal year 2002 were approximately $8.2 million, compared with $6.9 million in fiscal 2001, an increase of $1.3 million, or 19%. Sales of terminals have decreased in fiscal 2002 to $2.3 million from $3.3 million in fiscal 2001, a decrease of 30%. This decrease reflects the Company focus on the sales of its new TeleClient, instead of the old terminals. The sales of TeleClient were approximately $5.8 million in the year 2002, compared with $3.3 million in the year 2001, an increase of 76%.

      Cost of sales for fiscal year 2002 was approximately $7.1 million, compared with $6.2 million in fiscal 2001, an increase of $0.9 million, or 15%. Cost of sales as a percentage of net sales decreased to 87% in 2002 from 90% in 2001. The decrease of cost of sales as a percentage of total sales in 2002, is due to the increase in the total net sales and the Company’s efforts to decrease all categories of expenses.

      Sales and marketing expenses for fiscal year 2002 were approximately $1.6 million compared with $1.9 million in fiscal 2001, a decrease of $0.3 million, or 16%. As a percentage of net sales, sales and marketing expenses decreased to 20% in fiscal 2002 from 28% in fiscal 2001. The decrease represents the results of the Company’s efforts to decrease all the categories of expenses as well as an increase in net sales.

      Research and development expenses were approximately $0.6 million in fiscal 2002, compared with $0.8 million in fiscal 2001. As a percentage of net sales, research and development expenses decreased to 7% in fiscal 2002 compared with 12% in fiscal 2001. The decrease primarily represents the results of the Company’s efforts to decrease all the categories of expenses. In the fiscal 2002 the personnel involved in research and development has decreased from 5 to 4 people, resulting a reduction in salary expenses of approximately $0.1 million.

      General and administrative expenses were approximately $1.9 million in fiscal 2002, compared with $1.5 million in fiscal 2001, an increase of $0.4 million or 27%. As a percentage of net sales, general and administrative expenses were 23% in fiscal 2002, compared with 22% in 2001.

      As a result, the Company’s loss from operations was approximately $2.9 million in fiscal 2002 as compared with $3.5 million in fiscal 2001, a decrease of $0.6 million or 17%.

      Other income net of other expenses were approximately $0.4 million in fiscal 2002 as compared with other expenses of $2.9 million in fiscal 2001. The decrease is due in principal to the decrease recorded in the loss from investments, from $4.8 million in fiscal 2001 to $1.0 million in fiscal 2002.

      The net loss for fiscal year 2002 was approximately $2.6 million compared with a net loss of $6.5 million in fiscal 2001, a decrease of $3.9 million, or 60%. This decrease is due principally to the decrease of loss from investments, from approximately $4.8 million recorded in 2001 to $1.0 million recorded in the fiscal 2002.

      No income tax was recorded for 2002, compared with an income tax benefit recorded at the end of fiscal 2001. The Company has approximately $90.0 million in federal net operating loss and credit carryovers and approximately $5.0 million in state net operating loss carryovers to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss & credit carry forwards since realization of any such benefit is not assured.

      Net loss per share in fiscal year 2002 was $0.23, compared to a net loss per share in fiscal 2001 of $0.57 based on 11,310,000 weighted average shares outstanding.

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

      Cost of sales for fiscal year 2001 was approximately $6.2 million, compared with $6.4 million in fiscal 2000, a decrease of $0.2 million, or 3%. Cost of sales as a percentage of net sales also decreased to 90% in 2001 from 92% in 2000. The decrease in cost of sales, as a percentage of total sales, in 2001 is due principally to the increase in sales of TeleClient products with a greater margin than the terminals. In the fourth quarter of 2001, the Company recorded a $0.2 million expense for inventory obsolescence for certain of its computer monitors and safety auto devices in inventory at October 31, 2001.

      Sales and marketing expenses for fiscal year 2001 were approximately $1.9 million compared with $2.5 million in fiscal 2000, a decrease of $0.6 million, or 24%. As a percentage of net sales, sales and marketing expenses decreased to 28% in fiscal 2001 from 36% in fiscal 2000. The decrease primarily represents the results of the Company’s efforts to decrease all the categories of expenses. In the year 2000 the Company closed three of its five sales offices in United States.

      Research and development expenses were approximately $0.8 million in fiscal 2001, compared with $0.9 million in fiscal 2000. As a percentage of net sales, research and development expenses decreased to 12% in fiscal 2001 compared with 13% in fiscal 2000. The decrease primarily represents the results of the Company’s efforts to decrease all the categories of expenses. In fiscal 2001 the personnel involved in research and development has decreased from 8 to 5 people, resulting a reduction in salary expenses of $0.1 million.

      General and administrative expenses were $1.5 million in fiscal 2001, compared with $2.1 million in fiscal 2000, a decrease of $0.6 million or 29%. As a percentage of net sales, general and administrative expenses were 22% in fiscal 2001, compared with 30% in 2000. The decrease is due principally to the reduction in salary expenses of approximately $0.3 million.

      As a result, the Company’s loss from operations was approximately $3.5 million in fiscal 2001 as compared with $4.9 million in fiscal 2000, a decrease of $1.4 million or 29%.

      Other expenses, net of other income, were $2.9 million in fiscal 2001 as compared with other income of $9.6 million in fiscal 2000. Other income in 2000 represents primarily the gain from CNET stock sales of approximately $10.1 million, partially offset by the write off of the investment in Mulix, an equity method investee, in the amount of $1.0 million. Other expenses in 2001 represents the loss from investments, recorded due to the decrease in the fair market value of these companies.

      The net loss for fiscal year 2001 was approximately $6.5 million compared with a net income of $4.6 million in fiscal 2000, a decrease of $11.1 million, or 241%. This decrease is due to the loss from investments of approximately $4.8 million recorded in fiscal 2001, compared with $1.0 million recorded in fiscal 2000, and to the gain from CNET stock sales in amount of $0.3 million recorded in fiscal 2001, compared with $10.1 million recorded in fiscal 2000, partially offset by the decrease of loss from operations to $3.5 million in fiscal 2001 from $4.9 million recorded in fiscal 2000, and the supplementary revenue provided in 2001 by the sublease of the headquarter space, amounting approximately $0.9 million.

      An income tax of $0.1 million was recorded in fiscal 2000, as the Company was required to pay income taxes related to the gain on sale of CNET stock. The Company’s utilization of net operating loss carryovers was limited and therefore the gains from sales of CNET stock generated alternative minimum tax liability. In the fiscal 2001 was recorded an income tax benefit of $3,000. The Company has approximately $90.0 million in federal net operating loss and credit carryovers and approximately $5.0 million in state net operating loss carryovers available to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss and credit carry forwards since realization of any such benefit is not assured.

      Diluted net loss per share in fiscal 2001 was $0.57 based on 11,310,000 weighted average shares outstanding, compared to diluted net income per share in fiscal 2000 of $0.41 based on 11,307,000 weighted average shares outstanding.

Liquidity and Capital Resources

      In March 2000, the Company received approximately 375,000 shares of CNET common stock when CNET acquired mySimon, an Internet company. During fiscal year 2000, TeleVideo sold approximately 335,000 shares of CNET stock, the proceeds of which aggregated $10,953,000. During fiscal year 2001 the Company sold approximately 7,000 shares of CNET stock for approximately $0.3 million.

      In December 1998, the Company sold its 69,360 square foot headquarters building in San Jose, California, including land and improvements, to TVCA, LLC, a Delaware limited liability company (“TVCA”) unaffiliated with TeleVideo, for $11.0 million. Consideration consisted of $8.25 million in cash and a $2.75 million promissory note. The note bears interest at 7.25% per annum. Principal and accrued interest are payable in equal monthly installments of $21,735 on the first day of each month through December 1, 2013, with the remaining principal due at that time.

      The Company concurrently leased back this facility over a 15-year lease term expiring in December 2013. The land component has been recorded as an operating leaseback. The building component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. Accumulated amortization on the building as of October 31, 2002 and 2001 was $1.6 million and $1.1 million, respectively. As a result of the sale for $11.0 million, a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15-year lease life on the straight-line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized over the leased building asset life, which has been determined to be the 15-year lease term, on a straight-line method.

      In December 2000, the Company entered into a lease agreement to sublease a portion of its main facility to a company unaffiliated with TeleVideo. The operating sublease provides that the sublessee pay taxes, maintenance, insurance and other occupancy expense applicable to the subleased premises. The remaining minimum sublease rental commitment, under the operating sublease is $1,055,000 for the year 2003.

      In February 2001, the Company borrowed approximately $375,000 from Salomon Smith Barney, a member of Citigroup, for working capital purposes. This loan was secured with the 39,508 Company’s CNET shares of stock. In April 2001, due to the decrease in stock price, the Company was requested to pay off a portion of the loan and, consequently, we sold approximately 7,000 of shares of CNET stock.

      Because the stock price decreased again that month, the Company was required to pay off another portion of this loan. The Company decided not to sell shares, and we borrowed approximately $200,000 from Gem Management, Inc., a company owned by Gemma Hwang, the spouse of the Company’s CEO and majority shareholder, Dr. K.P. Hwang.

      At the end of fiscal 2002, the Company had a working capital deficiency of approximately $0.3 million, compared with a working capital of $1.5 million recorded at the end of fiscal 2001, a decrease of $1.8 million, or 120%.

      The Company believes that, with respect to its current operations, the Company’s cash balance of approximately $0.9 million at October 31, 2002, plus revenues from operations and other non-operating cash receipts, including rental income from the subleasing of a part of the headquarter space, notes receivable and Gem Management loan, will be sufficient to meet the Company’s working capital and capital expenditure needs for the next twelve months. The credit line from Gem Management has an unused balance of approximately $1.0 million.

      In May 2001 the Company obtained a line of credit from Gem Management, a related entity owned by Gemma Hwang, the spouse of the Company’s CEO and majority stockholder, Dr. K. P. Hwang, in amount of $3.5 million, including the previous loan of $200,000. The Company can borrow money under this line of credit when needed, in order to assure the continuity of the operations. The Company grants to Gem Management a secured interest in the following described property as collateral for the line of credit:

a) 15,278 shares of the common stock of Xeline (Keyin Telecom);

b) 45,000 shares of the common stock of Biomax;

c) 285,714 shares of the common stock of Synertech;

d) 30% from the TeleVideo Ningbo China equity;

e) any and all intellectual property of TeleVideo, including but not limited to patents, hardware and software engineering documents;

f) any and all trademarks, trade names and intangible assets of TeleVideo.

      Under this line of credit, which bears interest at prime plus one percent per annum, payable monthly, the Company received $300,000 in June 2001, $500,000 in July 2001, $500,000 in September 2001, $500,000 in December 2001, $500,000 in April 2002 and $500,000 in October 2002. In November 2001 the Company paid back approximately $482,000 from this loan by giving in exchange its interest in Alpha Technology and the proceeds from Koram investment. On January 10, 2003 the outstanding balance for this loan was approximately $2,500,000 and the annual interest rate was 5.25%.

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

Product Development

      The computer market is characterized by rapid technological change and product obsolescence, often resulting in short product life cycles and rapid price declines. The Company’s success will continue to depend primarily on its ability to continue to reduce costs through manufacturing efficiencies and price negotiation with suppliers, the continued market acceptance of its existing products and its ability to develop and introduce new products. There can be no assurance that TeleVideo will successfully develop new products or that the new products it develops will be introduced in a timely manner and receive substantial market acceptance. There can also be no assurance that product transitions will be managed in such a way to minimize inventory levels and product obsolescence of discontinued products. The Company’s operating results could be adversely affected if TeleVideo is unable to manage all aspects of product transitions successfully.

Single Sourced Products

      The Company generally utilizes standard parts and components available from multiple suppliers. However, certain parts and components used in the Company’s products are obtained from a single source. If contrary to its expectations, the Company is unable to obtain sufficient quantities of any single-sourced components, the Company will experience delays in product shipments.

Reliance on Forecasts

      The Company offers its products through various channels of distribution. Changes in the financial condition of, or in the Company’s relationship with, its distributors could cause actual operating results to vary from those expected. Also, the Company’s customers generally order products on an as-needed basis. Therefore, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. The Company anticipates that the rate of new orders will vary significantly from month to month. The Company’s manufacturing plans and expenditure levels are based primarily on sales forecasts. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenditure and inventory levels could be disproportionately high and the Company’s operating results for that quarter, and potentially future quarters, would be adversely affected.

Factors that Could Affect Stock Price

      The market price of TeleVideo’s common stock could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts’ earnings estimates, market conditions in the computer technology industry, as well as general economic conditions and other factors external to the Company. In fiscal 2002, the highest price for TeleVideo shares of stock was $0.18, and the lowest price was $0.04.

Foreign Currency and Political Risk

      The Company markets its products worldwide. In addition, a large portion of the Company’s part and component manufacturing, along with key suppliers, are located outside the United States. Accordingly, the Company’s future results could be adversely affected by a variety of factors, including without limitation, fluctuation in foreign currency exchange rates, changes in a specific country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

Investments in Affiliates

      Investments in affiliates represent approximately 11% of the Company’s total assets at October 31, 2002. As a result, the Company’s success will be adversely affected if the investees fail to execute their business plans. If there is additional impairment in the carrying value of the affiliate investments the Company will reduce the carrying value of such investments. During the fiscal year 2002, the Company has decreased the carrying value of its affiliate investments by approximately $1.4 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to market risk for changes in interest rates, because its line of credit with Gem Management has a variable interest rate, equal with Wall Street prime rate published at beginning of each month, plus one percent. Anyway, the Company could renegotiate its agreement with Gem Management, regarding the interest rate, as it happened in fiscal 2002, but the success of these negotiations can not be assured. The market risk for changes in interest rate for the Company’s investments is not significant because these investments are limited to highly liquid instruments with maturities of three months or less. At October 31, 2002, the Company has approximately $0.9 million classified as cash and cash equivalents.

      The Company is also subject to equity price risk related to its investments in marketable securities. At October 31, 2002, the Company owned approximately 32,508 shares of CNET common stock. As of October 31, 2002, the estimated fair value of these marketable securities was approximately $64,000. All of the Company’s transactions with international customers and suppliers are denominated in US dollars.

Item 8.	Financial Statements and Supplementary Data

Page No.
in 10-K

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
TeleVideo, Inc.

      We have audited the accompanying consolidated balance sheets of TeleVideo, Inc. and Subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleVideo, Inc. and Subsidiaries as of October 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CCA ACCOUNTANCY CORPORATION

San Jose, California
January 22, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
TeleVideo, Inc.

      We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of TeleVideo, Inc. and Subsidiaries for the year ended October 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated financial statement referred to above presents fairly, in all material respects, the consolidated results of operations and consolidated cash flows of TeleVideo, Inc. and Subsidiaries for the year ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Jose, California
January 11, 2001

TELEVIDEO, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,

	2002	2001

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$898	$870
Marketable securities	64	160
Accounts receivable, less allowance of $80 in 2002 and $128 in 2001	1,558	1,683
Inventories, net	1,420	2,331
Prepayments and other	244	252
Notes receivable — current	84	78

Total current assets	4,268	5,374

Property, plant and equipment:
Production equipment	671	671
Office furniture and equipment	1,251	1,142
Leased property under capital lease	6,270	6,270

	8,192	8,083
Less accumulated depreciation and amortization	3,340	2,860

Property, plant and equipment, net	4,852	5,223
Investments in affiliates	1,379	2,827
Note receivable, less current portion	2,395	2,479

Total assets	$12,894	$15,903

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$416	$812
Notes payable	2,517	1,500
Accrued liabilities	707	745
Obligation under capital lease — current	372	318
Deferred gain on sale of land and building — current	538	538

Total current liabilities	4,550	3,913

Obligation under capital lease, less current portion	4,826	5,198
Deferred gain on sale of land and building, less current portion	5,475	6,013
Total liabilities	14,851	15,124

Stockholders’ (deficit) equity:
Common stock, $.01 par value; Authorized — 23,000,000 shares Outstanding — 11,309,772 shares at October 31, 2002 and 2001 (net of 120,000 treasury shares)	454	454
Additional paid-in capital	95,734	95,734
Accumulated other comprehensive (loss) income	(22)	80
Accumulated deficit	(98,123)	(95,489)

Total stockholders’ (deficit) equity	(1,957)	779

Total liabilities and stockholders’ (deficit) equity	$12,894	$15,903

The accompanying notes are an integral part of these financial statements.

TELEVIDEO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,

	2002	2001	2000

	(In thousands, except
	per share amounts)
Net sales	$8,204	$6,936	$6,974
Cost of sales	7,068	6,213	6,403

Gross profit (loss)	1,136	723	571
Operating expenses:
Sales and marketing	1,588	1,920	2,530
Research and development	595	847	890
General and administration	1,868	1,500	2,069

Total operating expenses	4,051	4,267	5,489

Loss from operations	(2,915)	(3,544)	(4,918)
Equity in (loss)/earnings of affiliates	(859)	(977)	(1,000)
Impairment losses on securities	(171)	(3,804)	—
Gain on sale of marketable securities	—	265	10,059
Realized gain on sale-leaseback	538	538	517
Interest (expenses)	(318)	(430)	(433)
Rental income	1,103	941	—
Other income (expenses) net	(12)	544	498
Income (loss) before income taxes	(2,634)	(6,467)	4,723
Income tax expense (benefit)	—	(3)	96
Net income (loss)	(2,634)	(6,464)	4,627

Net (loss) earnings per share basic and diluted	$(0.23)	$(0.57)	$0.41

Shares used in computing
Basic net loss per share	11,310	11,310	11,302

Diluted net loss per share	11,310	11,310	11,307

The accompanying notes are an integral part of these financial statements.

TELEVIDEO, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three Years Ended October 31, 2002

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders	Comprehensive
			paid in	(Accumulated	Comprehensive	Equity	Income
	Shares	Amount	capital	Deficit)	Income	(Deficit)	(Loss)

	(In thousands)
Balances, October 31, 1999	11,271	453	95,703	(93,652)	—	2,504	(3,707)
Exercise stock options	39	1	31	—	—	32	—
Net income	—	—	—	4,627	—	4,627	4,627
Unrealized gain on marketable securities	—	—	—	—	1,153	1,153	1,153
Balances, October 31, 2000	11,310	454	95,734	(89,025)	1,153	8,316	5,780
Net loss				(6,464)		(6,464)	(6,464)
Unrealized (loss) on marketable securities	—	—	—	—	(1,073)	(1,073)	(1,073)
Balances, October 31, 2001	11,310	454	95,734	(95,489)	80	779	(7,537)
Net loss				(2,634)		(2,634)	(2,634)
Unrealized (loss) on marketable securities	—	—	—	—	(102)	(102)	(102)
Balances, October 31, 2002	11,310	454	95,734	(98,123)	(22)	(1,957)	(2,736)

The accompanying notes are an integral part of this financial statement.

TELEVIDEO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,

	2002	2001	2000

	(In thousands)
(Decrease) increase in cash and cash equivalents:
Cash flows from operating activities:
Net Loss (Income)	$(2,634)	$(6,464)	$4,627
Charges (credits) to operations not affecting cash:
Provision for bad debts on receivables	181	182	342
Amortization of deferred gain	(539)	(539)	(517)
Provision for excess and obsolete inventories	695	204	190
Net gain on sales of marketable securities	—	(265)	(10,059)
Impairment losses on securities	171	3,804	—
Loss on investment in affiliates	859	977	1,000
Depreciation and amortization	480	459	442
Changes in operating assets and liabilities:
Accounts receivable	(55)	(305)	(379)
Inventories	216	(1,296)	35
Prepayments and other	—	509	226
Accounts payable	(395)	4	(156)
Accrued liabilities	(38)	(493)	78
Income taxes	—	(85)	85

Net cash used in operating activities	(1,059)	(3,308)	(4,086)

Cash flows from investing activities:
Additions to property, plant and equipment	(109)	(16)	(72)
Investments in affiliates	—	(2,000)	(7,690)
Withdrawals from investments	418	1,365	—
Other payments on investments	—	—	(166)
Proceeds from sale of marketable securities	—	291	10,953
Payments received on notes receivable from affiliate and other	78	73	73

Net cash provided by (used in) investing activities	387	(287)	3,098

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	32
Repayments to related party	(482)	—	—
Proceeds from related party	1,500	1,500	—
Payments on lease obligations	(318)	(296)	(270)

Net cash provided (used in) by financing activities	700	1,204	(238)

(Decrease) increase in cash and cash equivalents	28	(2,391)	(1,226)
Cash and cash equivalents at the beginning of the year	870	3,261	4,487

Cash and cash equivalents at the end of the year	$898	$870	$3,261

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$318	$452	$433

The accompanying notes are an integral part of these financial statements.

Note 1 — Summary of Significant Accounting Policies

The Company

      Founded in 1975, TeleVideo, Inc. is a market leader providing innovative high performance terminal and network computer products to the business and consumer markets. The Company markets its products worldwide primarily through distributors, value-added resellers (“VARs”), systems integrators and original equipment manufacturers (“OEMs”).

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, after elimination of inter-company accounts and transactions.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

      Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard cost basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. Amounts shown are net of reserves for obsolescence of $0.8 million and $0.7 million as of October 31, 2002 and 2001, respectively: (in thousands)

	October 31,

	2002	2001

Purchased parts and subassemblies	$252	$146
Work-in-process	452	448
Finished goods	716	1,737

	$1,420	$2,331

Marketable Securities

      Investments in marketable equity and debt securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are securities not classified as either trading or held-to-maturity. Securities available-for-sale are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) in stockholders’ equity. Premiums and discounts are included in interest income over the period to maturity using the interest method. Gains and losses on sale are determined using the specific identification method.

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

Investments in Affiliates

      Investments in affiliated companies, owned 20% or more, are accounted for on the equity method. Accordingly, consolidated net income includes the Company’s share of their net earnings. Investments of less than 20% are carried at cost. The Company makes periodic evaluations of the recoverability of its investments in affiliates based upon internal and external events effecting expected realization of the Company’s investment.

Revenue Recognition

      In accordance with Staff Accounting Bulletin No. 101 “Revenue recognition in Financial Statements,” the Company recognizes revenue when products are shipped, by meeting all four of the following criteria: (i) persuasive evidence of arrangements exists; (ii) delivery has occurred; (iii) the Company’s price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company performs periodic evaluations of its customers’ financial condition and maintains a reserve for potential credit losses and adjusts the reserve periodically to reflect both actual and potential credit losses. In addition, such allowances provide for returns resulting from stock balancing agreements and price protection programs. Product warranties are based on the ongoing assessment of actual warranty expenses incurred.

Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense totaled approximately $0.4 million in fiscal 2002, and approximately $0.2 million in fiscal years 2001 and 2000.

Research and Development Costs

      Costs incurred for the development and enhancement of new products and services are charged to expense as incurred.

Income Taxes

      The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Segment Reporting

      The Company’s business is conducted in a single operating segment. The Company’s Chief Executive Officer reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Basic and Diluted Net Earnings (Loss) Per Share

      Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share reflects potential dilution from outstanding stock options using the treasury stock method. Potentially dilutive securities are excluded from the earnings per share calculations when their inclusion would be anti-dilutive.

Fair Value of Financial Instruments

      The fair value of cash and cash equivalents, accounts receivable and trade payables approximates carrying value due to the short-term nature of such instruments. The fair value of notes receivable is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities. The carrying amount and estimated fair value of notes receivable as of October 31, 2002 was approximately $2,500,000 and $2,900,000, respectively. The carrying amount and estimated fair value of notes receivable as of October 31, 2001 was approximately $2,600,000 and $2,900,000, respectively. The fair value of investment securities is based on quoted market prices, if available.

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

Reclassifications

      Certain reclassifications have been made to conform to the 2002 presentation, including changes which effect comparability of the annual financial information to previously filed quarterly information. None of such reclassifications are material to the financial statements taken as a whole.

Note 2 — Basis of Presentation

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company’s has sustained recurring losses from operations and used cash in operations for each of the three years ended October 31, 2002, and had an accumulated deficit of $98,123,000 and $95,489,000 as of October 31, 2002 and 2001, respectively. As of October 31, 2002, the Company has a working capital deficiency approximating $0.3 million and a capital deficiency approximating $2 million. During 2002 and 2001 the Company has relied on financial support from its related party.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. In order for operations to continue through October 31, 2003, the Company may need to reduce operating expenses, sell its investment in marketable securities or raise additional capital through debt or equity financing. The ultimate success of the Company will depend on increasing revenues and generating income from operations.

      The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 — Marketable Securities

      The amortized cost, unrealized gains and losses, and fair values of the Company’s available-for-sale securities held at October 31, 2002 are summarized as follows: (in thousands)

Available
for Sale	Amortized	Gross	Gross	Fair
Equity Securities	Cost	Unrealized Gains	Unrealized Loss	Market Value

October 31, 2001	80	80	—	160
October 31, 2002	86	—	22	64

      In the fiscal 2001, proceeds on sales of securities classified as available-for-sale were $290,000 and the gains from sales of these securities were $265,000.

      No sales of these securities were made during the fiscal year 2002.

Note 4 — Investments in Affiliates

Equity Method

Mulix, Inc.

      In February 2000, the Company purchased for $1,000,000 in cash an aggregate of 14,269,230 shares of unregistered Series A Convertible Preferred Stock of Mulix, Inc. (“Mulix”), a Delaware corporation. The Company’s investment in Mulix represents a 35% interest in this privately held corporation. Mulix was dissolved as effective November 30, 2000. Thus, the entire investment was written off as of October 31, 2000.

K&T Telecom, Inc.

      In July 2000, the Company purchased for $600,000 in cash an aggregate of 9,608 shares of Stock of K&T Telecom, Inc. The Company’s investment in K&T Telecom, Inc. represents a 49% interest in this privately-held corporation whose primary operations include manufacturing telecommunications and electronics devices (hands-free phones accessories and collision sensors).

      The financial statements sent to the Company by K&T Telecom reports no sales for the first nine months of the year 2002 and an accumulated net loss from the start of the business of approximately $0.2 million.

      Total assets were in amount of approximately $0.9 million and total liabilities were of approximately $0.5 million at September 30, 2002, resulting total stockholders’ equity in amount of approximately $0.4 million. Considering that Televideo interest in this company is 49%, the fair market value of this investment was estimated at approximately $0.2 million at the end of fiscal 2002.

Alpha Technology, Inc.

      In August 2000, the Company purchased for $650,000 in cash an aggregate of 9,608 shares of Stock of Alpha Technology, Inc. The Company’s investment in Alpha Technology, Inc. represents a 49% interest in this privately-held corporation whose primary operations include manufacturing electronics and car accessories (two way car alarm systems). The Company’s interest in Alpha Technology was used in November 2001 to pay off approximately $418,000 (the book value as of July 31, 2001) of the loan from Gem Management, a related entity owned by the chief executive officer’s spouse.

Ningbo China

      In October 2000, the Company invested $1,000,000 in Televideo (China) Co., Ltd. (Ningbo China) for a 10% interest. The Company invested an additional $2,000,000 in December 2000. The total investment represents 60% interest in this entity. No difference in the value of this investment was recorded as result of the change from the cost accounting method to the equity accounting method.

      The investment agreement also provides for the use of Televideo’s technologies and production skill for terminal products. During the fiscal 2001, the Company received $1.4 million from Ningbo.

      In the third quarter of fiscal 2001, because a couple of investors have withdrawn from this joint venture, the capital of Ningbo was decreased to around $5.0 million, from an initial amount of 10.0 million. Due to this fact, the Chinese government asked Ningbo to change the initial agreement with TeleVideo and to record the payments made by Ningbo to TeleVideo as withdrawal of investment, instead of payments for the technology and training. The Company agreed with this change, and, consequently, the Company reduced the investment on the financial statements from $3.0 million to $1.7 million.

      The financial statements sent to the Company by Ningbo reports sales of approximately $0.1 million and a net loss of approximately $0.2 million for the period January to September 2002. The accumulated net loss from the start of the business is approximately $0.7 million.

      The total assets at September 30, 2002 were approximately $2.5 million, including technology and training prepaid to TeleVideo in amount of approximately $1.2 million. Total liabilities were in amount of $0.1 million, resulting total stockholders’ equity of approximately $2.4 million. Deducting the prepayment to TeleVideo, recorded as asset, the remaining total stockholders’ equity is approximately $1.2 million, and, considering that the Company’s interest increased to 60% after two investors had withdrawn, the fair market value of this investments was estimated to approximately $0.7 million at the end of fiscal 2002.

Cost Method

mySimon, Inc.

      In September 1998, the Company invested $1 million in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock.

      In February 2000, CNET Networks, Inc. (formerly, CNET, Inc.) completed the acquisition of mySimon, Inc. As a result of this acquisition, the Company received 375,108 shares of common stock of CNET Networks, Inc. (“CNET”) in exchange for 100% of its interest in mySimon, Inc. During 2000, the cost method used to book the investment in mySimon was changed to the market value method in accordance with SFAS 115 to record the investment in CNET stock.

Koram Inc.

      On March 3, 1997, the Company deposited $224,820 in escrow in Korea, to purchase a 50% ownership in Koram, Inc. (“Koram”), a restaurant venture in Seoul, Korea. In February 1998, the Company completed its purchase of a 50% interest in Koram. The Company’s investment was written down to $109,820 during 1997, due to the devaluation of the Korean won. During 2000, the Company decided to discontinue its participation in this joint venture and entered into an agreement with its venture partner whereby the venture partner would pay the market value for the Company’s 50% interest. As such the Company accounts for this investment under the cost method of accounting. This investment was previously accounted for under the equity method of accounting, and no difference in the value of this investment was recorded as result of the change from the equity accounting method to the cost accounting method.

Biomax Co., Ltd.

      In May 2000, the Company purchased for a cash investment of $917,431 an aggregate of 45,000 ordinary shares of Biomax Co., Ltd. (“Biomax”). Biomax is a startup company with its principal offices located in Seoul, Korea, which is engaged in developing an herbal product to help lower cholesterol levels in humans. The Company’s investment in Biomax represents a 15% interest in this privately held corporation.

      The financial statements received from Biomax reports no sales and a net loss of approximately $0.4 million for the first nine months of the year 2002. The accumulated net loss from the start of the business is in amount of approximately $0.9 million.

      Total assets were in amount of approximately $1.0 million and total liabilities were of approximately $0.3 million at September 30, 2002, resulting total stockholders’ equity in amount of approximately $0.7 million. Considering that Televideo interest in this company is 15%, the fair market value of this investment was estimated at approximately $0.1 million at the end of fiscal 2002.

     Xeline (Keyin) Telecom Co., Ltd.

      In May 2000, the Company purchased for $2,522,972 in cash an aggregate of 15,278 ordinary shares of Xeline (Keyin) Telecom Co. Ltd. (“Xeline”). Xeline is a private company located in Seoul, Korea, which is engaged in developing power-line communications technology. The Company’s investment in Xeline represents a 5.75% interest in this corporation.

      The financial statements sent to the Company by Xeline reports sales of approximately $0.2 million and a net loss of approximately $0.2 million for the first six months of the year 2002. The accumulated net loss from the start of the business is of approximately $3.3 million.

      Total assets were in amount of approximately $7.5 million and total liabilities were of approximately $4.0 million at June 30, 2002, resulting total stockholders’ equity in amount of approximately $3.5 million. Considering that Televideo interest in this company is 5.75%, the fair market value of this investment was estimated at approximately $0.2 million at the end of fiscal 2002.

     MultiMedia SOC, Inc. (formerly referred to as Synertek, Inc.)

      In June 2000, the Company purchased for $1,000,000 in cash an aggregate of 285,714 shares of common stock of MultiMedia SOC, Inc., a Nevada corporation, representing an 8% interest in this company. MultiMedia SOC, Inc. manufactures and sells handheld digital multimedia and communications appliances.

      The financial statements sent to the Company by MultiMedia SOC, Inc. report sales of approximately $35,000 and a net loss of approximately $0.6 million for the period January to September 2002. The accumulated net loss recorded from the start of the business is approximately $1.7 million.

      Total assets were in amount of approximately $2.0 million at September 30, 2002. Total liabilities were approximately $0.1 million, resulting total stockholders’ equity in amount of approximately $1.9 million. Considering that TeleVideo’s interest in this company is 8%, the fair market value of this investment was estimated at approximately $0.2 million at the end of fiscal 2002.

      To estimate the fair market value of these investments, the Company used the stockholders’ equity reported in the most recent financial statements provided to the Company by these entities, adjusted proportionally with our interest in each of these companies.

      This method was used considering that all these investments were private companies, in the incipient phase of activity, recording low or no sales, with most of their funds used for research and development.

      In addition to the financial statements provided by our investees, the Company’s CEO visited two or three times every year the headquarters and facilities of each of these companies located in China and Korea. Also, the Company contracted an agent in Korea to oversee the activity of investees located in that country.

      A summary of the changes in the Company’s investments in affiliates for the two years ended October 31, 2002 follows: (in thousands)

	Equity Method						Cost Method

	Mulix	K&T	Alpha	Ningbo	Koram	Sub total	My Simon	Biomax	Keyin	MMSOC	Sub total	Total

Balances, Oct. 31, 2000	—	600	650	1,000	117	2,367	—	917	2,523	1,000	4,440	6,807
Investment	—	—	—	2,000	—	2,000	—	—	—	—	—	2,000
Impairment losses on securities	—	—	—	—	—	—	—	(801)	(2,214)	(789)	(3,804)	(3,804)
Equity in earnings (loss) in affiliates	—	(326)	(232)	(222)	(31)	(811)	—	—	—	—	—	(811)
Withdraws from investments	—	—	—	(1,279)	(86)	(1,365)	—	—	—	—	—	(1,365)
Balances, Oct. 31, 2001	—	274	418	1,499	—	2,191	—	116	309	211	636	2,827
Impairment losses on securities	—	—	—	—	—	—	—	(5)	(109)	(57)	(171)	(171)
Equity in earnings (loss) in affiliates	—	(65)	—	(794)	—	(859)	—	—	—	—	—	(859)
Withdraws from investments	—	—	(418)	—	—	(418)	—	—	—	—	—	(418)
Balances, Oct. 31, 2002	—	209	—	705	—	914	—	111	200	154	465	1,379

Note 5 — Promise Engineering, Inc (“PEI”)

      In August 2000, the Company acquired Promise Engineering, Inc., a Washington corporation for $316,433. After acquisition, PEI was renamed TeleVideo Mobile Electronics Division (“TMED”). PEI was a research and development company, focused on cooling and heating car systems. TeleVideo paid cash of $166,433, and further warranted PEI that TeleVideo would issue, transfer and convey to a former officer of PEI, one hundred thousand (100,000) shares of the common stock of TeleVideo and would pay the difference of $150,000 in the event that annual sales revenue of TMED reaches $10,000,000 in any 12 month period. However, TeleVideo may issue, transfer and convey to TMED Employee the first 100,000 shares collectively within six months of the establishment of TMED if in the sole opinion of Chairman and CEO, Dr. K. Philip Hwang, TMED Employee’s performance is satisfactory and acceptable. A second block of 100,000 shares of the common stock of TeleVideo shall be issued, transferred and conveyed to TMED Employee if the annual sales revenue of TMED reaches $20,000,000 in any 12-month period. When computing sales revenue of $20,000,000, the $10,000,000 sales revenue referred above shall be included. If TMED executes a non-cancelable, non-revocable procurement agreement with Cartell, Inc. with a minimum term of three (3) or more years and the first manufacturing product shipment is accepted by Cartell, Inc. then, within thirty (30) days of the said acceptance, an additional nine hundred thousand (900,000) shares of common stock of TeleVideo shall be transferred and conveyed to TMED Employee.

      Due to the high level of competition on the market of these products, the Company didn’t meet its goals regarding sales revenue expected for the first two quarters of fiscal 2001. Consequently, in the third quarter of the fiscal 2001 the Company discontinued the production of auto safety devices.

Note 6 — Valuation and Qualifying Accounts

      The Company’s reserves for doubtful accounts receivable, inventory obsolescence and deferred tax assets consist of the following: (in thousands)

	Balance at	(Credited)		Balance at
	Beginning	to Costs &		the End of
	of Period	Expenses	Deductions	Period

YEAR ENDED OCTOBER 31, 2000:
Reserve for doubtful accounts	$1,383	$342	$(1,580)	$145
Reserve for inventory obsolescence	1,037	190	(746)	481
Reserve for deferred taxes	37,542	550	(1,573)	36,519
YEAR ENDED OCTOBER 31, 2001:
Reserve for doubtful accounts	145	182	(199)	128
Reserve for inventory obsolescence	481	204	5	690
Reserve for deferred taxes	36,519	—	(3,493)	33,026
YEAR ENDED OCTOBER 31, 2002:
Reserve for doubtful accounts	128	181	(229)	80
Reserve for inventory obsolescence	690	695	(625)	760
Reserve for deferred taxes	33,026	—	(193)	32,833

Note 7 — Accrued Liabilities

      Accrued liabilities consist of the following at October 31: (in thousands)

	2002	2001

Co-op advertising	$252	$252
Employee compensation and benefits	92	110
Warranty	169	169
Legal reserve	193	193
Royalties	—	—
Other	1	21

	$707	$745

Note 8 — Line of Credit Agreements

      In May 2001 the Company obtained a line of credit from Gem Management in amount of $3.5 million, including the previous loan of $200,000. The Company can borrow money under this line of credit when needed, in order to assure the continuity of the operations. In consideration of the line of credit from Gem Management, the Company granted as collateral to Gem Management a secured interest in the Company property. Under this line of credit, which bears interest at 8% per annum, payable monthly, the Company received $300,000 in June, $500,000 in July, $500,000 in September and $500,000 in December 2001. In November 2001 the Company paid back approximately $482,000 from this loan by giving in exchange its interest in Alpha Technology and the proceeds from Koram investment.

      During the fiscal 2002, the Company received $500,000 in April and another $500,000 in October. In June 2002, due to the decrease recorded by the interest rate on the market, the interest rate for this note was changed from 8% to prime rate plus one percent. On January 10, 2003 the outstanding balance for this loan was approximately $2,500,000, and the interest rate was 5.25%.

Note 9 — Sale and Leaseback of Building

      In December 1998, the Company sold its main facility (land and building) for approximately $11.0 million and concurrently leased back this facility over a 15-year lease term expiring in December 2013. The land component has been recorded as an operating lease. The building component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. Accumulated amortization on the building as of October 31, 2002 and 2001 was $1.6 million and $1.1 million, respectively. As a result of the sale for $11.0 million (which includes a $2.75 million note receivable), a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.44 million, is being amortized over the 15-year lease life on a straight-line method. The deferred gain attributable to the building element, which approximates $4.56 million, is being amortized over leased building asset life, which has been determined to be the 15-year lease term, on a straight line method. The aggregate monthly lease payments are $109,000. These payments escalate to $126,000 through 2013.

      Future aggregate minimum lease payments are as follows: (in thousands)

October 31	Amount

2003	$1,293
2004	1,304
2005	1,304
2006	1,358
2007	1,369
Thereafter	8,927

      The $2.75 million note receivable bears interest at 7.25% per annum. Principal and accrued interest is payable in equal monthly installments of $21,735 each on the first day of each month, which the Company began receiving on January 1, 1999. If not earlier paid in full, unpaid principal and accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

      In December 2000, the Company subleased a part of its headquarters space. The leasing agreement is for a period of three years, beginning January 2001 with a monthly rent amount of $81,250. This sublease does not affect the Company’s manufacturing facilities.

      Under the lease agreement, the sublessee is required to open a standby letter of credit in amount of $500,000. The letter of credit had an initial term of one year, beginning January 2001, and this term was be automatically extended until the end of the leasing contract, which is January 10, 2004.

Note 10 — Capital Stock

     Preferred Stock

      The Company has authorized 3,000,000 shares of preferred stock. No preferred stock has been issued to date.

Stock Option Plans

      The Company has one stock option plan, the 1991 ISO Plan (“1991 ISO Plan”) accounted for under the APB Opinion 25 and related interpretations. The 1991 ISO Plan provides for the granting of incentive options to employees, including officers, for up to 4,000,000 shares. The outstanding options have a term of ten years when issued and vest over five years. The exercise price of each option equals the market price of the Company’s stock on the date of grant. Accordingly, no compensation cost has been recognized for any grants under the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s net income (loss) and net income

(loss) per share would have been changed to the pro forma amounts indicated below. Pro forma results may not be indicative of the pro forma results in the future periods.

	October 31,

	2002	2001	2000

	(In thousands, except
	per share data)
Net income (loss)
As reported	$(2,634)	$(6,464)	$4,627
Pro forma	(2,634)	(6,593)	4,498
Net income (loss) per share, basic and diluted
As reported	$(0.23)	$(0.57)	$0.41
Pro forma	(0.24)	(0.58)	0.40

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000 respectively: no expected dividends; weighted average risk-free interest rate of 3.56%, 6.13% and 6.13%; stock volatility 150%, 150% and 150%; and expected lives of 10 years. The weighted average fair value of options granted was $0.00, $0.15 and $1.12 in 2002, 2001 and 2000, respectively.

      A summary of the status of the Company’s stock option plans as of October 31, 2002, and changes during the three years ending October 31, 2002 is presented below:

	Outstanding			Exercisable

		Weighted	Weighted	Weighted	Weighted
		Average	Average	Average	Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

1991 ISO Plan
$0.01 - $0.84	123,000	6.42	$0.84	92,250	$0.84
$0.88 - $1.32	50,250	1.69	1.00	50,250	1.00
$1.52 - $2.12	24,249	4.46	1.99	34,249	1.99
$2.64 - $2.88	500	2.72	2.64	500	2.64

Totals	207,999	4.94	$1.07	177,249	$1.11

			Weighted
			Average
1991 ISO Plan	Available	Outstanding	Exercise Price

Balance, October 31, 1999	586,007	287,500	$1.06
Granted	(154,000)	154,000	1.14
Exercised	—	(1,190)	0.93
Cancelled	92,185	(92,185)	0.94

Balance, October 31, 2000	524,192	348,125	1.04
Granted	—	—	—
Exercised	—	—	—
Cancelled	137,626	(137,626)	1.16

Balance, October 31, 2001	661,818	210,499	0.96
Granted	—	—	—
Exercised	—	—	—
Cancelled	2,500	(2,500)	2.26

Balance, October 31, 2002	664,318	207,999	$0.95

Note 11 — Income Taxes

      At October 31, 2002, the Company had tax loss carryforwards of approximately $94 million for federal income tax and approximately $5 million for state income tax reporting purposes. The net operating loss carryforwards expire through fiscal 2022. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards to be used in any given year upon occurrence of certain events, including significant changes in ownership interests.

      No deferred tax asset or benefit was recorded at October 31, 2002 and 2001, as all amounts have been fully reserved. The components are as follows: (in thousands)

	2002	2001

Net operating loss and tax credit carryforwards	$32,449	$31,764
Other	384	1,262

	32,833	33,026
Less valuation allowance	(32,833)	(33,026)

	$—	$—

      The following is a reconciliation of expected tax expense (benefit) to actual for each of the years ended October 31 (in thousands):

	2002	2001	2000

Book income (loss)	$(2,634)	$(6,464)	$4,627
Expected tax expenses (benefit)	(1,028)	(2,198)	1,573
Adjustments to reconcile expected to actual benefit	—	—	—
Alternative minimum tax	—	—	96
Reduction of estimated tax liability	—	3	—
Utilization of net operating loss carryforwards	—	—	(1,573)
Effect of change in valuation allowance (net)	1,028	2,198	—
Actual tax benefit (liability)	—	(3)	96

Note 12 — Earnings Per Share

      The following is a reconciliation of the numerators and the denominators used in the basic and diluted net earnings (loss) per share calculations for each of the years ended October 31 (in thousands):

	2002	2001	2000

Numerator used for basic and diluted net earnings (loss) per share:
Net earnings (loss)	$(2,634)	$(6,464)	$4,627
Denominator:
Weighted average shares outstanding	11,310	11,310	11,302
Dilutive effect of stock options	—	—	5

Denominator for diluted net earnings per share	$11,310	$11,310	$11,307

      A total of 340,625 options in 2002, 340,625 options in 2001, and 331,400 options in 2000 were excluded from the computation of diluted earnings per share because either (1) the option’s exercise price was greater than then average market price of the common shares, or (2) the inclusion of the options in 2002 and 2001 would have been antidilutive because the Company experienced a net loss during those years.

Note 13 — Concentrations

      The Company, which operates in a single operating segment, designs, produces and markets high performance terminals and monitors designed for office and home automation both domestically and internationally. The Company had export sales primarily to Europe, Asia and Latin America of approximately 16% ($1.3 million), 25% ($1.7 million), and 34% ($2.4 million) of net sales during fiscal 2002, 2001, and 2000, respectively.

      For the fiscal years ended October 31, 2002 and 2000, one customer accounted for 10% and 12%, respectively, of the Company’s sales. For the fiscal year ended October 31, 2001, none from our customers accounted for more than 10% of the total sales.

      Information about the Company’s operations in different geographic locations is as follows:

	United
	States	Europe	Other	Total

	(In thousands)
2002
Total revenues	$6,937	$604	$663	$8,204
Operating (loss) income	(3,169)	121	133	(2,915)
Identifiable assets	12,894	—	—	12,894
2001
Total revenues	5,236	805	895	6,936
Operating (loss) income	(3,879)	161	179	(3,544)
Identifiable assets	15,903	—	—	15,903
2000
Total revenues	4,599	1,209	1,166	6,974
Operating (loss) income	(5,393)	242	233	(4,918)
Identifiable assets	23,349	—	—	23,349

Note 14 — Significant Fourth Quarter Adjustments

      In the fourth quarter of 2002, the Company recorded a $695,000 expense for inventory obsolescence for certain of its terminals, TeleCLIENT products, and auto safety devices in inventory at October 31, 2002. The Company also decreased the value of its investment in Ningbo China, recording a loss from investments of approximately $0.7 million.

Note 15 — Other Events

      On October 8, 2002, TeleVideo received a term sheet for the proposed merger of Homebound Acquisition, Inc., a Delaware corporation controlled by Dr. K. Philip Hwang, Registrant’s Chief Executive Officer and Chairman of the Board of Directors, with and into the Company, resulting in a going private transaction.

      The Company filed with SEC two current reports (Form 8-K), on October 15 and November 27, 2002, respectively, and the Schedule 13-D related to this transaction was filed on October 18, 2002.

Note 16 — Related Party Transactions

      In May 2001 the Company obtained a line of credit from Gem Management, a related entity owned by Gemma Hwang, spouse of the Company’s CEO and majority stockholder, Dr. K. P. Hwang, in amount of $3.5 million, including a previous loan of $200,000. The Company can borrow money under this line of credit when needed, in order to assure the continuity of the operations. In consideration of Gem Management loan to the Company, the Company granted to Gem Management as collateral for this line of credit, a secured interest in the following described property:

a) 15,278 shares of the common stock of Xeline (Keyin Telecom);

b) 45,000 shares of the common stock of Biomax;

c) 285,714 shares of the common stock of MultiMedia SOC;

d) 60% from the TeleVideo Ningbo China equity;

e) any and all intellectual property of TeleVideo, including but not limited to patents, hardware and software engineering documents;

f) any and all trademarks, trade names and intangible assets of TeleVideo.

      Under this line of credit, which bears interest at 8% per annum, payable monthly, the Company received $300,000 in June, $500,000 in July, $500,000 in September and $500,000 in December 2001. In November 2001 the Company paid back approximately $482,000 from this loan by giving in exchange its interest in Alpha Technology and the proceeds from Koram investment.

      Under this line of credit, the Company received $500,000 in April 2002 and another $500,000 in October of 2002. In June 2002, due to the market interest rate drops, the interest rate for this note was changed from 8% to prime rate plus one percent. On January 10, 2003 the outstanding balance for this loan was approximately $2,500,000, and the interest rate was 5.25%.

Note 17 — Subsequent Events

      On December 12, 2002 the Company filed with SEC Schedule 13-E3 and Preliminary Schedule 14-C, related to the proposed going-private transaction, as more fully described in those filings.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      The following items included in the Company’s Definitive Proxy Statement dated February 28, 2003 used in connection with the Company’s Annual Meeting of Stockholders to be held on April 16, 2002 are incorporated herein by reference:

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

3. EXHIBITS.

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit
Number		Description of Exhibit

3	.1(1)	Restated Certificate of Incorporation of Registrant, as amended and currently in effect
3	.2(2)	Bylaws of the Registrant
10	.1(3)	TeleVideo, Inc. 1991 Incentive Stock Option Plan and form of Incentive Stock Option Agreement
10	.2(3)	TeleVideo, Inc. 1992 Outside Directors’ Stock Option Plan+
10	.3(4)	Management Bonus Plan effective fiscal 1984, as amended
10	.4(2)	Form of Distributor and Licensing Agreement
10	.5(2)	Form of Original Equipment Manufacturer Agreement
10	.6(5)	Real Estate Purchase Agreement dated December 28, 1998 and accompanying Lease and Agreement of Lease, Escrow Agreement, Pledge and Security Agreement and Assignment between the Registrant and TVCA, LLC, dated December 28, 1998
23	.1(1)	Consent of CCA Accountancy Corp.
23	.2(1)	Consent of Grant Thornton LLP
99	.1(1)	Certification of Chief Executive Officer
99	.2(1)	Certification of Chief Financial Officer

+	Denotes a management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1987, filed on January 29, 1988.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1991, filed January 27, 1992.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed January 29, 1985 and Annual Report on Form 10-K, filed January 28, 1986.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on January 2, 1999.

(b)	Reports on Form 8-K.

The following Reports on Form 8-K were filed by the Company during the quarter ended October 31, 2002:

Report on Form 8-K regarding the proposed merger of Homebound Acquisition, Inc., a Delaware corporation controlled by Dr. K. Philip Hwang, Registrant’s Chief Executive Officer and Chairman of the Board of Directors, with and into Registrant, resulting in a going private transaction, filed on October 15, 2002 under Item 5.

Report on Form 8-K announcing that the Company has signed a definitive agreement for the merger of Homebound Acquisition, Inc, a Delaware corporation controlled by Dr. K. Philip Hwang, Registrant’s Chief Executive Officer and Chairman of the Board of Directors, with and into Registrant, resulting in a going private transaction, filed on November 27, under Item 5.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEVIDEO, INC.
(Registrant)

By:	/s/ K. PHILIP HWANG

K. Philip Hwang
Chairman of the Board,
Chief Executive Officer

Date: February 10, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ K. PHILIP HWANG K. Philip Hwang	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 10, 2003

/s/ RICHARD KIM Richard Kim	Vice President of Marketing and Human Resources and Acting Chief Financial Officer	February 10, 2003

/s/ ROBERT E. LARSON Robert E. Larson	Director	February 10, 2003

/s/ WOO K. KIM Woo K. Kim	Director	February 10, 2003

CERTIFICATIONS

I, K. Philip Hwang, certify that:

1. I have reviewed this annual report on Form 10-K of Televideo, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ K. PHILIP HWANG

K. Philip Hwang
President and Chief Executive Officer

Date: February 10, 2003

I, Richard I. Kim, certify that:

1. I have reviewed this annual report on Form 10-K of Televideo Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD I. KIM

Richard I. Kim
Vice President of Marketing and Human Resources
and Acting Chief Financial Officer

Date: February 10, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit

3	.1(1)	Restated Certificate of Incorporation of Registrant, as amended and currently in effect
3	.2(2)	Bylaws of the Registrant
10	.1(3)	TeleVideo, Inc. 1991 Incentive Stock Option Plan and form of Incentive Stock Option Agreement
10	.2(3)	TeleVideo, Inc. 1992 Outside Directors’ Stock Option Plan+
10	.3(4)	Management Bonus Plan effective fiscal 1984, as amended
10	.4(2)	Form of Distributor and Licensing Agreement
10	.5(2)	Form of Original Equipment Manufacturer Agreement
10	.6(5)	Real Estate Purchase Agreement dated December 28, 1998 and accompanying Lease and Agreement of Lease, Escrow Agreement, Pledge and Security Agreement and Assignment between the Registrant and TVCA, LLC, dated December 28, 1998
23	.1(1)	Consent of CCA Accountancy Corp.
23	.2(1)	Consent of Grant Thornton LLP
99	.1(1)	Certification of Chief Executive Officer
99	.2(1)	Certification of Chief Financial Officer

+	Denotes a management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1987, filed on January 29, 1988.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1991, filed January 27, 1992.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed January 29, 1985 and Annual Report on Form 10-K, filed January 28, 1986.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on January 2, 1999.