Form 10-Q
period 2003-01-31
TELEVIDEO INC
filed 2003-03-21
CIK 353779

Table of Content -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of registrant's Common Stock, as of March 3, 2003 is: 11,309,772.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q for TeleVideo Inc. (the "Company") for the first quarter ended January 31, 2003, includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

Table of Content

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS.

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	January 31, 2003	October 31, 2002
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$733	$898
Accounts receivable, net	1,035	1,558
Inventories, net	2,224	1,420
Marketable Securities	82	64
Prepayments and other	413	244
Notes receivable—current	85	84

Total current assets	4,572	4,268

PROPERTY, PLANT AND EQUIPMENT:
Production equipment	671	671
Office furniture and equipment	1,251	1,251
Leased property under capital lease	6,270	6,270

	8,192	8,192
Less accumulated depreciation and amortization	3,462	3,340

Property, plant and equipment, net	4,730	4,852

INVESTMENTS IN AFFILIATES	1,379	1,379
NOTE RECEIVABLE, LESS CURRENT PORTION	2,374	2,395

Total assets	$13,055	$12,894

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	949	416
Notes payable	2,517	2,517
Accrued liabilities	737	707
Obligation under capital lease—current	$385	$372
Deferred gain on sale of land and building—current	538	538

Total current liabilities	5,126	4,550

Obligation under capital lease—long-term	4,732	4,826
Deferred gain on sale of land and building—long-term	5,340	5,475

Total liabilities	15,198	14,851

STOCKHOLDERS' ( DEFICIT):
Common stock, $.01 par value:
Authorized—23,000,000 shares Outstanding—11,309,772 shares at January 31, 2003 and 11,309,772 shares at October 31, 2002	454	454
Additional paid-in capital	95,735	95,734
Accumulated other comprehensive (loss) income, net	(4)	(22)
Accumulated deficit	(98,328)	(98,123)

Total stockholders' (deficit) equity	(2,143)	(1,957)

Total liabilities and stockholders' (deficit) equity	$13,055	$12,894

The accompanying notes are an integral part of these financial statements.

Table of Content

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND JANUARY 31, 2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended January 31,
	2003	2002
NET SALES	$1,721	$1,510
COST OF SALES	1,363	1,146

GROSS PROFIT	358	364
OPERATING EXPENSES:
Sales and marketing	349	377
Research and development	129	132
General and administration	397	398

Total operating expenses	875	907

Loss from operations	(517)	(543)
INTEREST (EXPENSES) INCOME, net	(81)	(76)
OTHER INCOME, net	394	387

Net loss	$(204)	$(232)

Net loss per share, basic and diluted	$(.02)	$(.02)

Weighted average shares outstanding	11,310	11,310

The accompanying notes are an integral part of these financial statements.

Table of Content

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND JANUARY 31, 2002
(IN THOUSANDS)
(Unaudited)

	Three Months Ended January 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(103)	$(301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property, plant and equipment	-	1
Note receivable	19	19
Proceeds from investments	-	418

Net cash (used in) provided by investing activities	19	438

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	17
Payments on lease obligations	(81)	(78)

Net cash provided by (used in) Financing activities	(81)	(61)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(165)	76
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	898	870

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$733	$946

Table of Content

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

d)    60% from the TeleVideo Ningbo China equity, equivalent to 60% of the outstanding shares of TeleVideo Ningbo China;

e)    any and all intellectual property of TeleVideo, including but not limited to patents, hardware and software engineering documents;

f)    any and all trademarks, trade names and intangible assets of TeleVideo. Under this line of credit, which bears interest equal with prime rate plus one percent, payable monthly, the Company received $200,000 in February, $300,000 in June, $500,000 in July, $500,000 in September, $500,000 in December 2001, $500,000 in April and $500,000 in October of 2002. In November 2001 the Company paid back approximately $500,000 from this loan by giving in exchange its interest in Alpha Technology and the proceeds from Koram investment.

    In June 2002, due to the decrease recorded by the interest rate on the market, the interest rate for this note was changed from 8% to prime rate plus one percent. On March 3, 2003 the outstanding balance for this loan was approximately $2,517,000, and the interest rate was 5.25%.

        The accompanying notes are an integral part of these financial statements.

Table of Content

TELEVIDEO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information at January 31, 2003 and for the three months ended January 31, 2003 and 2002 include all adjustments that the management of the Company believes are necessary for fair presentation for the results of the periods presented.

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

        INVENTORIES

        Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) or both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $0.8 million at both January 31, 2003 and October 31, 2002, respectively:

	January 31, 2003	October 31, 2002
Purchased parts and subassemblies	$312	$252
Work-in-process	1,310	452
Finished goods	602	716

	$2,224	$1,420

        PROPERTY, PLANT AND EQUIPMENT

        Depreciation and amortization are provided over the estimated useful lives of the assets using both straight line and accelerated methods.

Production equipment	1-10 years
Office furniture	1-10 years
Leased property	15 years

        LOSS PER SHARE

        Loss per share is based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

        RECLASSIFICATIONS

        Certain reclassifications have been made to conform to the 2003 presentation. None of such reclassifications are material to the financial statements taken as a whole.

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

      In the fiscal year 2001, due to the decrease of the fair market value of Alpha Technology investment, the Company adjusted the carrying value of this investment on the financial statements from $600,000 to $418,033. In November 2001, the Company decided to withdraw from this joint venture, and to sell its interest in Alpha Technology to Gem Management, a company owned by Dr. Hwang's wife, Gemma Hwang. In exchange for the 9,608 shares of Alpha Technology, the amount of approximately $418,000 (the value of transaction and the book value of Alpha Technology investment as of July 31, 2001) will be deducted from the Note Payable owed by TeleVideo to Gem Management. Before the transaction, the Company owed to Gem Management $1.5 million, bearing an annual interest of 8%.

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

      Due to the decrease of the fair market value of the Ningbo investment, the Company adjusted the carrying value of this investment on the financial statements from $1.7 million to $0.7 million, proportionally with its interest in this company. Also, as result of the withdrawn of a couple of the investors from this joint venture, the Company's interest in Ningbo has increased from 30% to 60%.

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

      On March 3, 2003, the Company owned approximately 32,500 shares of CNET common stock and the market value was approximately $2.04 per share.

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

      Xeline also agreed to keep the Company expressly advised regarding certain specified kinds of events and transactions that could materially impact Xeline's business, capital structure and financial condition. Xeline has agreed that it will not transfer its power line communications ("PLC") technology to a third party without the prior written consent of the Company, except in the context of a strategic technology transfer agreement approved by the Xeline Board. The restrictions and promises in the agreement will terminate at such time as the Company has sold at least 70% of the shares it acquired under the agreement.

      The investment agreement also contemplates that TeleVideo will participate in a strategic alliance with Xeline under the terms of which TeleVideo will support Xeline in its overseas marketing and sales activities related to Xeline's PLC technology. In addition, TeleVideo and Xeline will cooperate to incorporate Xeline's PLC technology into TeleVideo's computer products, including the Tele-Client series. The parties contemplate entering into a separate sale and marketing agreement to more fully document the terms and conditions of the strategic relationship.

      During the fiscal year 2002, due to the decrease of the fair market value of Xeline investment, the Company adjusted the carrying value of this investment on the financial statements from $308,755 to $199,890 proportionally with its interest in this company.

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

3.    LETTER OF CREDIT AGREEMENT

At January 31, 2003, the Company had no letters of credit agreements.

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

        Under the lease agreement, the sublessee is required to open a standby letter of credit in the TeleVideo favor in amount of $500,000. The letter of credit has an initial term of one year, beginning January 2001, and this term was automatically extended until the end of the leasing contract, which is January 10, 2004.

5.  SUBSEQUENT EVENTS

       On February 14, 2003 the Company filed with SEC an amendment to the Schedule 13E3 filed on December 12, 2002, and an amendment to the Schedule 14C filed on December 12, 2002,  regarding going private transaction.

Table of Content

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        RESULTS OF OPERATIONS

        Net sales for the first quarter of fiscal 2003 were $1.7 million, compared with $1.5 million in the first quarter of fiscal 2002, an increase of $0.2 million, or 13%. The increase is due in principal to the increase in demand for the TeleClient flat panel models.

        Cost of sales was $1.4 million in the first quarter of fiscal 2003, compared with $1.1 million in the first quarter of fiscal 2002. As percent of total sales, cost of sales was 82% in the first quarter of 2003, compared with 73% in the first quarter of 2002. This increase is due in principal to the increase recorded in the cost of some components of our products, during the year 2002.

        Sales and marketing expenses were $0.3 million in the first quarter of fiscal 2003, compared with $0.4 million in the first quarter of fiscal 2002. As a percentage of net sales, sales and marketing expenses decreased to 18% in the first quarter of fiscal 2003 compared with 27% in the first quarter of fiscal 2002. The decrease in marketing expenses has occurred as result of the decrease in advertising expenses.

        Research and development expenses were $0.1 million in the first quarter of fiscal 2003, same as in the first quarter of fiscal 2002.

        General and administrative expenses were $0.4 million in the first quarter of fiscal 2003, same as in the first quarter of fiscal 2002. As a percentage of net sales, general and administrative expenses decreased to 24% in the first quarter of fiscal 2003 compared with 27% in the first quarter of fiscal 2002. The decrease is due primarily to the increase recorded in total sales.

        The Company's loss from operations was approximately $0.5 million in the first quarter of fiscal 2003, same as in the first quarter of fiscal 2002.

        Other income was $0.3 million in the first quarter of fiscal 2003, same as in the first quarter of fiscal 2002.

        Net loss for the first quarters of fiscal 2003 was $0.2 million, same as in the first quarter of fiscal 2002.

        LIQUIDITY AND CAPITAL RESOURCES

        At January 31, 2003, the Company had $0.7 million in cash and cash equivalents, compared with $0.9 million at the end of fiscal 2002. The decrease is due in principal to the increase in inventory value of approximately $0.8 million, partially offset by the decrease in accounts receivable in amount of approximately $0.6 million. Net cash used in operating activities decreased from $0.3 million used in the three months ended January 31, 2002 to $0.1 million used for the same period in fiscal 2003.

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

        Net accounts receivable were $1.0 million at January 31, 2003, compared with $1.6 million at October 31, 2002, a decrease of $0.6 million, or 38%, while net inventories were $2.2 million at January 31, 2003, as compared with $1.4 million at October 31, 2002, an increase of $0.8 million, or 57%. The decrease in accounts receivable reflects large collections in the first quarter of fiscal 2003, compared with lower sales volume. The increase in inventory reflects the purchase of additional terminal and TeleCLIENT products during the quarter, and to the lower than expected sales volume recorded for these products.

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

        INVESTMENTS IN AFFILIATES

        Investments in affiliates represent approximately 11% of the Company's total assets at January 31, 2003. As a result, the Company's success will be adversely affected if the investees fail to execute their business plans. If there is an impairment in the carrying value of the affiliate investments the Company will reduce the carrying of such investments.

Table of Content

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is subject to market risk for changes in interest rates, because its line of credit with Gem Management has a variable interest rate, equal with Wall Street prime rate published at beginning of each month, plus one percent. Anyway, the Company could renegotiate its agreement with Gem Management, regarding the interest rate, as it happened in fiscal 2002, but the success of these negotiations can not be assured. The market risk for changes in interest rate for the Company's investments is not significant because these investments are limited to highly liquid instruments with maturities of three months or less. At January 31, 2003, the Company has approximately $0.7 million classified as cash and cash equivalents.

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

     As of January 31, 2003, the Company had a long-term note receivable (the "Note") of $2.7 million. The Company received the Note, which bears interest at a fixed rate of 7.25% per annum, as partial consideration for the sale of the Company's headquarters facility in December 1998. The interest rate on the Note is fixed over the life of the Note, with principal and interest payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

        Because the interest rate on the Note is fixed for the term of the Note, any change in interest rates would not affect the Company's earnings or cash flows if it chose to hold onto the note, although a change in interest rates could affect the market value of the Note if the Company chose to sell the note prior to maturity.

Table of Content

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this Quarterly Report on Form 10-Q. Based on such evaluation, they have concluded that as of such date, the Company's disclosure controls and procedures are effective.

Changes in Internal Controls: There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

Table of Content

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K.

(a)    EXHIBIT(S).

(1)	Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(2)	Exhibit 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    REPORTS ON FORM 8-K.

Report on Form 8-K announcing that the Company has signed a definitive agreement for the merger of Homebound Acquisition, Inc, a Delaware corporation controlled by Dr. K. Philip Hwang, Registrant's Chief Executive Officer and Chairman of the Board of Directors, with and into Registrant, resulting in a going private transaction, filed on November 27, under Item 5.

Table of Content

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEVIDEO, INC.

(REGISTRANT)

DATE: March 21, 2003	BY:	/s/ RICHARD KIM
Richard Kim Vice President and Chief Financial Officer

CERTIFICATIONS

I, K. PHILIP HWANG, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Televideo, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ K. Philip Hwang
K. Philip Hwang Chairman and Chief Executive Officer

I, RICHARD KIM, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Televideo, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ Richard Kim,
Richard Kim Vice President and Chief Financial Officer

Table of Content

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS.

        TELEVIDEO, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
        TELEVIDEO, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND JANUARY 31, 2002 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Unaudited)

        TELEVIDEO, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2001 (IN THOUSANDS) (Unaudited)

        TELEVIDEO, INC. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2003

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS.
    ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K.

SIGNATURES

CERTIFICATIONS