Form 10-K/A
period 2002-10-31
TELEVIDEO INC
filed 2003-04-29
CIK 353779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

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

Common Stock, $0.01 par value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

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

PART I
Item 1. Business
PART I
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Note 1 — Summary of Significant Accounting Policies
Inventories
Note 2 — Basis of Presentation
Note 8 — Line of Credit Agreements
Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT 23.1

EXPLANATORY NOTE

     This Amendment on Form 10-K/A to the Registrant’s Form 10-K for its fiscal year ended October 31, 2002 (the “Form 10-K”) amends and restates (1) the section “Joint Venture and Investment Activity” in Item 1 of Part I of the Form 10-K, (2) the section “Report of Independent Certified Public Accountants” in Item 8 of Part II of the Form 10-K, (3) the subsection “Inventories” in the section “Note 1 — Summary of Significant Accounting Policies” in Item 8 of Part II of the Form 10-K, (4) the section “Note 2 — Basis of Presentation” in Item 8 of Part II of the Form 10-K, and (5) the section “Note 8 — Line of Credit Agreements” in Item 8 of Part II of the Form 10-K, in each case to provide incremental disclosure. Except as otherwise expressly stated or where the context requires otherwise, the information in this Amendment speaks of February 12, 2003, the date on which the Form 10-K was filed with the Securities and Exchange Commission.

PART I

Item 1.    Business.

Joint Venture and Investment Activity

   Valuation Methodology

     TeleVideo has equity investments in several privately-held companies. While the preferred method of valuing this type of investment is to seek an appraisal from an experienced third party, the company may first perform a cost-benefit analysis comparing the cost of such an appraisal to the value of the investment and the potential value from a more accurate appraisal compared to the company’s internal valuation methods. When TeleVideo determines that an appraisal is not cost-effective, it follows the valuation protocol described below, which it believes comports with the current best practices in the valuation industry.

          1. When the company involved is publicly traded, the company uses the most recent market price available on the relevant valuation date.

           2. When the company is not publicly traded, the company values its investment by looking to recent transactions concerning the company’s stock, such as additional equity investments or sales of equity interests in arms’ length transactions.

          3. When no such transactions have taken place, the company’s market value is determined based on discounted future cash flows reflected in management’s financial projections. The cash flow period preferred to be used is five years, the discount rate used is based on the subject company’s average cost of capital as adjusted from the risks associated with the company’s operations (if no relevant information on this point has been provided, the discount rate used is 20%), and the terminal value is estimated based upon the terminal growth rate used by management (if no relevant information on this point has been provided, the terminal growth rate used is 5%). Information from management reflects management’s best estimates regarding the company’s future performance.

          4. When financial projections are not available, an attempt is made to determine the company’s value from straight line extrapolation of its recent financial results. In this case, a terminal growth rate of 5% is used.

          5. Finally, when the recent financial results of the company are negative and show little past trend towards break-even, a determination is made whether the company’s book value reasonably approximates the company’s liquidation value. If so, then the company is valued at the amount of its shareholders’ equity, and any equity position in the company is valued on a straight pro rata basis without any adjustment for private company status, minority ownership, or majority ownership.

     This valuation model has been evaluated by TeleVideo’s accountants to confirm that it comports with GAAP.

   Acquisitions and Divestitures — Equity Method

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

     K&T Telecom, Inc.

     In July 2000, TeleVideo purchased an aggregate of 9,608 shares of common stock, or a 49% ownership interest, in K&T Telecom, Inc. for $600,000 in cash. K&T Telecom, Inc., a privately held Korean corporation, is a manufacturer of telecommunication and electronics devices, including a hands-free accessory and collision sensors. The investment is accounted for on the equity method of accounting.

     The financial statements sent to the Company by K&T Telecom reports no sales for the first nine months of the year 2002 and an accumulated net loss from the start of the business of approximately $0.2 million.

     Total assets were in amount of approximately $0.9 million and total liabilities were of approximately $0.5 million at September 30, 2002, resulting total stockholders’ equity in amount of approximately $0.4 million. Considering that TeleVideo’s interest in this company is 49%, the fair market value of this investment was estimated at approximately $0.2 million at the end of fiscal 2002. TeleVideo is currently considering the possibility of withdrawing from this joint venture.

     In reaching this valuation, TeleVideo considered the following factors: the company’s shares are not publicly traded, there have been no known recent transactions in the company’s shares, no financial projections are available from the company’s management, and prior operating results have been negative. Therefore, in accordance with the valuation methodology adopted by TeleVideo, this company has been valued on a pro-rata share of stockholders’ equity basis. The company’s most recent financial results are not available to TeleVideo, and the stockholders’ equity figure includes approximately $190,000 in quick assets, or more than 45% of the stockholders’ equity figure.

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

     Ningbo China

     In October 2000, TeleVideo acquired a 10% ownership interest in Televideo (China) Co., Ltd. (“Ningbo”), a manufacturer of computer terminals and monitors, through a $1 million investment. In December 2000, TeleVideo acquired an additional 20% ownership interest in Ningbo for $2 million. In that same month, TeleVideo changed its method of accounting for this investment to the equity method.

     Under the terms of the investment, TeleVideo would provide certain technology and professional training on its terminal products, including technology relating to the processor used for TeleClient, in exchange for $2.5 million payable over a two year term as follows: $1.2 million was to be received in December 2000 and the remaining $1.3 million was payable in two installments of $650,000 in June 2001 and June 2002.

     To date, TeleVideo has received only $1.42 million of the $2.5 million due from Ningbo. At one point, TeleVideo did agree to reschedule Ningbo’s payments for the remaining $1,080,000; however, to date, Ningbo has failed to make any of the new payments. The unpaid balance has since been expensed as government and transfer fees.

     In the third quarter of fiscal 2001, the capital of Ningbo decreased from $10 million to approximately $5 million due to the departure of two investors from the venture. Thereafter, the Chinese government requested that Ningbo change its initial agreement with TeleVideo to allow the payments made by Ningbo to TeleVideo to be recorded as a withdrawal of TeleVideo’s investment instead of payments for technology and training provided by TeleVideo. TeleVideo agreed with this change, and consequently, TeleVideo has reduced the carrying value of this investment on its financial statements from $3.0 million to $1.7 million.

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

     In November 2002, TeleVideo learned that certain persons involved with Ningbo had stolen and/or embezzled funds from that company. TeleVideo has undertaken efforts, including retaining investigators and attorneys, to seek the recovery of any portion of its investment. Currently, TeleVideo has no reasonable estimate of the amount of funds it may be possible to recover, and the carrying value of this investment on the financial statements may have to be adjusted once again.

     While the investment in this company is described as an equity investment, TeleVideo has been valuing it in accordance with TeleVideo’s expected recovery of the funds invested after the embezzlement previously reported was discovered. TeleVideo has therefore not applied its valuation methodology to this investment.

   Acquisitions and Divestiture — Cost Method

     mySimon, Inc.

     In September 1998, TeleVideo invested $1 million in the online comparison shopping Internet company, mySimon, Inc. On February 29, 2000, CNET Networks, Inc. (“CNET”) completed the acquisition of mySimon, Inc. As a result of this acquisition, TeleVideo received 375,108 shares of common stock of CNET in exchange for 100% of its interest in mySimon, Inc. In order to record the new CNET common stock position, the cost method used to book the original investment in mySimon, Inc. was changed to market value method in accordance with SFAS 115.

     During fiscal years 2000 and 2001, TeleVideo recognized gains of $10.1 million and $300,000 from sales of its shares of CNET common stock. As of December 9, 2002 TeleVideo owned approximately 32,500 shares of CNET common stock and the market value was approximately $2.25 per share.

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

     Biomax Co, Ltd.

     On May 12, 2000, TeleVideo purchased an aggregate of 45,000 ordinary shares or a 15% ownership interest in Biomax Co., Ltd. (“Biomax”) for approximately $917,431. Biomax, a privately held Korean corporation, is a startup company engaged in developing an herbal product to help lower cholesterol levels in humans. Its existing technology was developed by and obtained from the Korean Research Institute of Bioscience and Biotechnology. The investment is accounted for on the cost method of accounting.

     Under the terms of TeleVideo’s investment in Biomax, TeleVideo is entitled to nominate one director to the Biomax board of directors. Dr. K. Philip Hwang, TeleVideo’s chairman of the board and chief executive officer, was nominated and elected to the Biomax board.

     TeleVideo also has the right to participate in future sales of Biomax securities to maintain its percentage interest in Biomax. Similarly, in the event TeleVideo wants to sell all or a portion of its shares, it has to give Biomax and Biomax’s president, who is also its controlling stockholder, a right of first refusal to purchase such shares. The controlling stockholder in turn must obtain TeleVideo’s prior written consent in order to sell over 10% of Biomax.

     Biomax agreed to discuss with TeleVideo certain specified events and transactions that could materially impact Biomax’s business, capital structure, and financial condition. The agreement further prohibits Biomax from sharing its technology with third parties or assisting with research and development efforts of third parties without the prior written consent of TeleVideo, other than in the normal course of business, and further prohibits the controlling stockholder from engaging in businesses that could compete with Biomax. The restrictions and promises in the agreement will terminate at such time as TeleVideo has sold at least 70% of the shares it acquired under the agreement.

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

     In reaching this valuation, TeleVideo considered the following factors: the company’s shares are not publicly traded, there have been no known recent transactions in the company’s shares, no financial projections are available from the company’s management, and prior operating results have been negative. Therefore, in accordance with the valuation methodology adopted by TeleVideo, this company has been valued on a pro-rata share of stockholders’ equity basis. The company reported tangible assets of $460,000 against a most recent quarterly loss of $387,000, including negative sales of $48,000. This information further supports the choice of the stockholders’ equity method and the valuation derived therefrom.

     Xeline (Keyin) Telecom Co. Ltd.

     On May 12, 2000, TeleVideo purchased an aggregate of 15,278 ordinary shares or a 5.75% ownership interest in Xeline (Keyin) Telecom Co. Ltd. (“Xeline”) for $2,522,972. Xeline, a private corporation located in Seoul, Korea, is engaged in the development of power line technology for electricity transportation. The investment is accounted for on the cost method of accounting.

     Under the terms of its investment in Xeline, TeleVideo has the right to participate in future sales of Xeline securities to maintain its percentage interest in Xeline. In the event TeleVideo wants to sell all or a portion of its shares, it has given Xeline and its controlling shareholder, who is also Xeline’s president and chief executive officer, a right of first refusal to purchase such shares.

     Xeline also agreed to keep TeleVideo expressly advised regarding certain specified events and transactions that could materially impact Xeline’s business, capital structure and financial condition. Xeline has agreed that it will not transfer its power line communications (PLC) technology to a third party without the prior written consent of TeleVideo, except in the context of a strategic technology transfer agreement approved by the Xeline board. The restrictions and promises in the agreement will terminate at such time as TeleVideo has sold at least 70% of the shares it acquired under the agreement.

     The investment agreement also contemplates TeleVideo’s participation in a strategic alliance with Xeline wherein TeleVideo would support Xeline in its overseas marketing and sales activities relating to Xeline’s PLC technology. In addition, TeleVideo and Xeline will cooperate to incorporate Xeline’s PLC technology into TeleVideo’s computer products, including the Tele Client series. The parties contemplated entering into a separate sales and marketing agreement to more fully document the terms and conditions of the strategic relationship.

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

     In reaching this valuation, TeleVideo considered the following factors: the company’s shares are not publicly traded, there have been no known recent transactions in the company’s shares, no financial projections are available from the company’s management, and prior operating results have been negative. Therefore, in accordance with the valuation methodology adopted by TeleVideo, this company has been valued on a pro-rata share of stockholders’ equity basis. For the most recent period for which TeleVideo has financial results, the company recorded a loss in excess of its gross sales for the period. Based on this result, any analysis other than the stockholders’ equity method would result in a negative value for the business. However, the company has $1.4 million in current assets, which lends support to its stockholders’ equity figure.

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

     In reaching this valuation, TeleVideo considered the following factors: the company’s shares are not publicly traded, there have been no known recent transactions in the company’s shares, no financial projections are available from the company’s management, and prior operating results have been negative. Therefore, in accordance with the valuation methodology adopted by TeleVideo, this company has been valued on a pro-rata share of stockholders’ equity basis. This method values the company at approximately $1.9 million. The financing transaction currently proposed for MMSOC would value the company somewhat higher, but the transaction is not reasonably likely to occur at this time. Indeed, if the transaction does not occur, the company will be forced to liquidate. This information further supports the choice of the stockholders’ equity method and the valuation derived therefrom.

PART II

Item 8.    Financial Statements and Supplementary Data.

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

     The accompanying consolidated financial statements have been prepared assuming that TeleVideo will continue as a going concern. As discussed in Note 2 to the consolidated financial statements: (1) TeleVideo has a history of net losses for the two years ended October 31, 2002; (2) as of October 31, 2002 TeleVideo has a working capital deficiency of $0.3 million and a capital deficiency of $2 million; and (3) TeleVideo has relied on continuing financial support from its related party. These conditions raise substantial doubt about TeleVideo’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CCA ACCOUNTANCY CORPORATION

San Jose, California
January 22, 2003
(except for Notes 1, 2 and 8, as to which the date is April 4, 2003)

Note 1 — Summary of Significant Accounting Policies

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

Last year the Company shipped car alarm systems back to Alpha Technology in value of approximately $0.9 million, in order to fix some functional problems. Because the Company considered it would be hard to sell these products in the U.S., the Company agreed to consign these products to Alpha Technology. The Company reclassified these amounts from other receivables to inventory again. Consequently, the Company increased inventory reserve for these products by $0.51 million.

Note 2 — Basis of Presentation

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company’s has sustained recurring losses from operations and used cash in operations for each of the three years ended October 31, 2002, and had an accumulated deficit of $98,123,000 and $95,489,000 as of October 31, 2002 and 2001, respectively. As of October 31, 2002, the Company has a working capital deficiency approximating $0.3 million and a capital deficiency approximating $2 million. During 2002 and 2001 the Company has relied on financial support from its related party. As of October 31, 2002, the Company does not have sufficient funds to repay the amounts outstanding on line of credit due. On April 4, 2003, Gem Management refused any further grant of credit to the Company above the existing line of credit. Also, if the merger between the Company and Homebound Acquisition, Inc. is not approved, the Company may seek liquidation or bankruptcy proceedings.

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

     During the fiscal 2002, the Company received $500,000 in April and another $500,000 in October. In June 2002, due to the decrease recorded by the interest rate on the market, the interest rate for this note was changed from 8% to prime rate plus one percent. On January 10, 2003 the outstanding balance for this loan was approximately $2,500,000, and the interest rate was 5.25%. The note contains no explicit repayment terms and is therefore payable on demand from the holder. On April 4, 2003, Gem Management refused to extend further credit to the Company.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(c)

EXHIBIT
NUMBER	DESCRIPTION

23.1	Consent of CCA Accountancy Corporation

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEVIDEO, INC.
(Registrant)

By:	/s/ K. PHILIP HWANG

K. Philip Hwang
Chairman of the Board,
Chief Executive Officer

Date: April 25, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ K. PHILIP HWANG K. Philip Hwang	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 25, 2003

/s/ RICHARD KIM Richard Kim	Vice President of Marketing and Human Resources and Acting Chief Financial Officer	April 25, 2003

/s/ ROBERT E. LARSON	Director	April 25, 2003

Robert E. Larson

/s/ JUN KEUN YUM	Director	April 25, 2003

Jun Keun Yum

CERTIFICATIONS

I, K. Philip Hwang, certify that:

     1.          I have reviewed this annual report on Form 10-K/A of TeleVideo, Inc.;

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

/s/ K. PHILIP HWANG

K. Philip Hwang
President and Chief Executive Officer

Date: April 25, 2003

I, Richard I. Kim, certify that:

     1.          I have reviewed this annual report on Form 10-K/A of TeleVideo, Inc.;

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

/s/ RICHARD I. KIM

Richard I. Kim
Vice President of Marketing and Human Resources and Acting Chief Financial Officer

Date: April 25, 2003

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

23.1	Consent of CCA Accountancy Corporation