Form 10-Q
period 2003-04-30
TELEVIDEO INC
filed 2003-06-19
CIK 353779

Table of Content -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of registrant's Common Stock, as of June 6, 2003 is: 11,309,772.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q for TeleVideo Inc. (the "Company") for the second quarter ended April 30, 2003, includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

Table of Content

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS.

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	April 30, 2003	October 31, 2002
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$717	$898
Accounts receivable, net	1,244	1,558
Inventories, net	2,186	1,420
Marketable Securities	117	64
Prepayments and other	331	244
Notes receivable—current	87	84

Total current assets	4,682	4,268

PROPERTY, PLANT AND EQUIPMENT:
Production equipment	671	671
Office furniture and equipment	1,251	1,251
Leased property under capital lease	6,270	6,270

	8,192	8,192
Less accumulated depreciation and amortization	3,583	3,340

Property, plant and equipment, net	4,609	4,852

INVESTMENTS IN AFFILIATES	397	1,379
OTHER ASSETS (Proceeds from Ningbo)	393	-
NOTE RECEIVABLE, LESS CURRENT PORTION	2,351	2,395

Total assets	$12,432	$12,894

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	910	416
Notes payable	3,017	2,517
Accrued liabilities	769	707
Deferred tax liabilities (CNET stock)	12	-
Obligation under capital lease—current	$392	$372
Deferred gain on sale of land and building—current	540	538

Total current liabilities	5,640	4,550

Obligation under capital lease—long-term	4,646	4,826
Deferred gain on sale of land and building—long-term	5,205	5,475

Total liabilities	15,491	14,851

STOCKHOLDERS' ( DEFICIT):
Common stock, $.01 par value:
Authorized—23,000,000 shares Outstanding—11,309,772 shares at April 30, 2003 and 11,309,772 shares at October 31, 2002	454	454
Additional paid-in capital	95,736	95,734
Accumulated other comprehensive income (loss), net	18	(22)
Accumulated deficit	(99,267)	(98,123)

Total stockholders' (deficit) equity	(3,059)	(1,957)

Total liabilities and stockholders' (deficit) equity	$12,432	$12,894

The accompanying notes are an integral part of these financial statements.

Table of Content

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2003 AND APRIL 30, 2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
NET SALES	$1,890	$2,190	$3,611	3,701
COST OF SALES	1,581	1,669	2,944	2,815

GROSS PROFIT	309	521	667	886
OPERATING EXPENSES:
Sales and marketing	389	429	737	806
Research and development	254	186	383	319
General and administration	346	483	743	880

Total operating expenses	989	1,098	1,863	2,005

Loss from operations	(680)	(577)	(1,196)	(1,119)
INTEREST (EXPENSES) INCOME, net	(81)	(81)	(162)	(156)
EQUITY IN (LOSS) ON AFFILIATES	(521)	(65)	(521)	(80)
IMPAIRMENT LOSSES ON SECURITIES	(68)	(41)	(68)	(58)
OTHER INCOME, net	411	430	805	848

Net loss	$(939)	$(334)	$(1,142)	(565)

Net loss per share, basic and diluted	$(.08)	$(.03)	$(.10)	(.05)

Weighted average shares outstanding	11,310	11,310	11,310	11,310

The accompanying notes are an integral part of these financial statements.

Table of Content

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND APRIL 30, 2002
(IN THOUSANDS)
(Unaudited)

	Six Months Ended April 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(561)	$(421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property, plant and equipment	-	(1)
Note receivable	40	39
Proceeds from investments	-	418

Net cash (used in) provided by investing activities	40	456

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	500	517
Payments on lease obligations	(160)	(157)

Net cash provided by (used in) financing activities	340	360

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(181)	395
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	898	870

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$717	$1,265

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

c)    285,714 shares of the common stock of MultiMedia SOC, Inc. (Synertech);

d)    60% from the TeleVideo Ningbo China equity, equivalent to 60% of the outstanding shares of TeleVideo Ningbo China;

e)    any and all intellectual property of TeleVideo, including but not limited to patents, hardware and software engineering documents;

f)    any and all trademarks, trade names and intangible assets of TeleVideo. Under this line of credit, which bears interest equal with prime rate plus one percent, payable monthly, the Company received $200,000 in February, $300,000 in June, $500,000 in July, $500,000 in September, $500,000 in December 2001, $500,000 in April,  $500,000 in October 2002 and $500,000 in April 2003. In November 2001 the Company paid back approximately $500,000 from this loan by giving in exchange its interest in Alpha Technology and the proceeds from Koram investment.

    In June 2002, due to the decrease recorded by the interest rate on the market, the interest rate for this note was changed from 8% to prime rate plus one percent. On June 6, 2003 the outstanding balance for this loan was approximately $3,017,000, and the interest rate was 5.25%. The note contains no explicit repayment terms and is therefore payable on demand from the holder. On April 4, 2003, Gem Management refused to extend further credit to the Company.

        The accompanying notes are an integral part of these financial statements.

Table of Content

TELEVIDEO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information at April 30, 2003 and for the six months ended April 30, 2003 and 2002 include all adjustments that the management of the Company believes are necessary for fair presentation for the results of the periods presented.

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

        INVENTORIES

        Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) or both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $0.8 million at both April 30, 2003 and October 31, 2002, respectively:

	April 30, 2003	October 31, 2002
Purchased parts and subassemblies	$358	$252
Work-in-process	790	452
Finished goods	1,038	716

	$2,186	$1,420

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

REVENUE RECOGNITION

      In accordance with Staff Accounting Bulletin No. 101 "Revenue recognition in Financial Statements" the Company recognizes revenue when products are shipped, by meeting all four of the following criteria: (i) persuasive evidence of arrangements exists; (ii) delivery has occurred; (iii) the Company's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company performs periodic evaluations of its customers' financial condition and maintains a reserve for potential credit losses and adjusts the reserve periodically to reflect both actual and potential credit losses. In addition, such allowances provide for returns resulting from stock balancing agreements and price protection programs. Product warranties are based on the ongoing assessment of actual warranty expenses incurred.

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

2.    ACQUISITIONS AND DIVESTITURES

   Valuation Methodology

     TeleVideo has equity investments in several privately-held companies. While the preferred method of valuing this type of investment is to seek an appraisal from an experienced third party, the company may first perform a cost-benefit analysis comparing the cost of such an appraisal to the value of the investment and the potential value from a more accurate appraisal compared to the company's internal valuation methods. When TeleVideo determines that an appraisal is not cost-effective, it follows the valuation protocol described below, which it believes comports with the current best practices in the valuation industry.

          1. When the company involved is publicly traded, the company uses the most recent market price available on the relevant valuation date.

        2. When the company is not publicly traded, the company values its investment by looking to recent transactions concerning the company's stock, such as additional equity investments or sales of equity interests in arms' length transactions.

          3. When no such transactions have taken place, the company's market value is determined based on discounted future cash flows reflected in management's financial projections. The cash flow period preferred to be used is five years, the discount rate used is based on the subject company's average cost of capital as adjusted from the risks associated with the company's operations (if no relevant information on this point has been provided, the discount rate used is 20%), and the terminal value is estimated based upon the terminal growth rate used by management (if no relevant information on this point has been provided, the terminal growth rate used is 5%). Information from management reflects management's best estimates regarding the company's future performance.

          4. When financial projections are not available, an attempt is made to determine the company's value from straight line extrapolation of its recent financial results. In this case, a terminal growth rate of 5% is used.

          5. Finally, when the recent financial results of the company are negative and show little past trend towards break-even, a determination is made whether the company's book value reasonably approximates the company's liquidation value. If so, then the company is valued at the amount of its shareholders' equity, and any equity position in the company is valued on a straight pro rata basis without any adjustment for private company status, minority ownership, or majority ownership.

     This valuation model has been evaluated by TeleVideo's accountants to confirm that it comports with GAAP.

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

     Total assets were in amount of approximately $0.9 million and total liabilities were of approximately $0.5 million at September 30, 2002, resulting total stockholders' equity in amount of approximately $0.4 million. Considering that TeleVideo's interest in this company is 49%, the fair market value of this investment was estimated at approximately $0.2 million at the end of fiscal 2002. TeleVideo is currently considering the possibility of withdrawing from this joint venture.

    In reaching this valuation, TeleVideo considered the following factors: the company's shares are not publicly traded, there have been no known recent transactions in the company's shares, no financial projections are available from the company's management, and prior operating results have been negative. Therefore, in accordance with the valuation methodology adopted by TeleVideo, this company has been valued on a pro-rata share of stockholders' equity basis. The company's most recent financial results are not available to TeleVideo, and the stockholders' equity figure includes approximately $190,000 in quick assets, or more than 45% of the stockholders' equity figure.

    During the second quarter of the fiscal 2003, K&T Telecom filed for bankruptcy and, consequently, the entire book value of approximately $0.2 million was written off.

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

Ningbo China

      In October 2000, TeleVideo acquired a 10% ownership interest in Televideo (China) Co., Ltd. ("Ningbo"), a manufacturer of computer terminals and monitors, through a $1 million investment. In December 2000, TeleVideo acquired an additional 20% ownership interest in Ningbo for $2 million. In that same month, TeleVideo changed its method of accounting for this investment to the equity method.

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

     To date, TeleVideo has received only $1.42 million of the $2.5 million due from Ningbo. At one point, TeleVideo did agree to reschedule Ningbo's payments for the remaining $1,080,000; however, to date, Ningbo has failed to make any of the new payments. The unpaid balance has since been expensed as government and transfer fees.

     In the third quarter of fiscal 2001, the capital of Ningbo decreased from $10 million to approximately $5 million due to the departure of two investors from the venture. Thereafter, the Chinese government requested that Ningbo change its initial agreement with TeleVideo to allow the payments made by Ningbo to TeleVideo to be recorded as a withdrawal of TeleVideo's investment instead of payments for technology and training provided by TeleVideo. TeleVideo agreed with this change, and consequently, TeleVideo has reduced the carrying value of this investment on its financial statements from $3.0 million to $1.7 million.

    The financial statements sent to the Company by Ningbo reports sales of approximately $0.1 million and a net loss of approximately $0.2 million for the period January to September 2002. The accumulated net loss from the start of the business is approximately $0.7 million.

     The total assets at September 30, 2002 were approximately $2.5 million, including technology and training prepaid to TeleVideo in amount of approximately $1.2 million. Total liabilities were in amount of $0.1 million, resulting total stockholders' equity of approximately $2.4 million. Deducting the prepayment to TeleVideo, recorded as asset, the remaining total stockholders' equity is approximately $1.2 million, and, considering that the Company's interest increased to 60% after two investors had withdrawn, the fair market value of this investments was estimated to approximately $0.7 million at the end of fiscal 2002. Because TeleVideo does not have control over Ningbo operations, this investment is accounted under the equity method, rather consolidation, conform with  FASB No. 94.

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

     While the investment in this company is described as an equity investment, TeleVideo has been valuing it in accordance with TeleVideo's expected recovery of the funds invested after the embezzlement previously reported was discovered. TeleVideo has therefore not applied its valuation methodology to this investment.

     During the second quarter of 2003 Ningbo definitively stopped  all its operation and closed all of  its facilities. Consequently, the Company written off the entire value of this investment of approximately $0.7 million, as of April 30, 2003. The estimated fair value of the proceeds from the liquidation of Ningbo was determined considering total assets of $0.9 million, less depreciation and liabilities of $0.1 million. The cost of liquidation was estimated at 20% from the liquidation value, resulting total net proceeds from liquidation in amount of approximately $0.7 million. Considering that TeleVideo has 60% interest in Ningbo, the estimated proceeds from the liquidation of this  investment are approximately $0.4 million, recorded in the Company's financial statements under the other assets section.

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

      On June 6, 2003, the Company owned approximately 32,500 shares of CNET common stock and the market value was approximately $5.80 per share.

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

     The financial statements received from Biomax reports sales of $ 0.1 million and a net loss of approximately $0.1 million for the first three months of the year 2003. The accumulated net loss from the start of the business is in amount of approximately $1.0 million.

     Total assets were in amount of approximately $1.0 million and total liabilities were of approximately $0.4 million at March 31, 2003, resulting total stockholders' equity in amount of approximately $0.7 million. Considering that Televideo interest in this company is 15%, the fair market value of this investment was estimated at approximately $0.1 million at April 30, 2003.

     In reaching this valuation, TeleVideo considered the following factors: the company's shares are not publicly traded, there have been no known recent transactions in the company's shares, no financial projections are available from the company's management, and prior operating results have been negative. Therefore, in accordance with the valuation methodology adopted by TeleVideo, this company has been valued on a pro-rata share of stockholders' equity basis. The company reported tangible assets of $456,000 against a most recent quarterly loss of $64,000. This information further supports the choice of the stockholders' equity method and the valuation derived therefrom.

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

    The financial statements sent to the Company by Xeline reports sales of approximately $36,000 and a net loss of approximately $0.3 million for the first four months of the year 2003. The accumulated net loss from the start of the business is of approximately $4.0 million.

     Total assets were in amount of approximately $9.3 million and total liabilities were of approximately $6.5 million at June 30, 2002, resulting total stockholders' equity in amount of approximately $2.8 million. Considering that Televideo interest in this company is 5.75%, the fair market value of this investment was estimated at approximately $0.2 million at April 30, 2003.

     In reaching this valuation, TeleVideo considered the following factors: the company's shares are not publicly traded, there have been no known recent transactions in the company's shares, no financial projections are available from the company's management, and prior operating results have been negative. Therefore, in accordance with the valuation methodology adopted by TeleVideo, this company has been valued on a pro-rata share of stockholders' equity basis. For the most recent period for which TeleVideo has financial results, the company recorded a loss in excess of its gross sales for the period. Based on this result, any analysis other than the stockholders' equity method would result in a negative value for the business. However, the company has $1.8 million in current assets, which lends support to its stockholders' equity figure.

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

    The financial statements sent to the Company by MultiMedia SOC, Inc. report sales of approximately $0.2 million and a net loss of approximately $0.9 million for the year 2002. The accumulated net loss recorded from the start of the business is approximately $1.9 million.

     Total assets were in amount of approximately $1.9 million at the end of 2002. Total liabilities were approximately $0.2 million, resulting total stockholders' equity in amount of approximately $1.7 million. Considering that TeleVideo's interest in this company is 8%, the fair market value of this investment was estimated at approximately $0.1 million at the end of fiscal 2002.

     In reaching this valuation, TeleVideo considered the following factors: the company's shares are not publicly traded, there have been no known recent transactions in the company's shares, no financial projections are available from the company's management, and prior operating results have been negative. Therefore, in accordance with the valuation methodology adopted by TeleVideo, this company has been valued on a pro-rata share of stockholders' equity basis. This method values the company at approximately $1.7 million.

    MultiMedia SOC has signed a termsheet for a substantial investment by a third party. The amount of the investment, the terms, and the implied valuation of MMSOC are confidential. If the investment is not consummated, there is a high likelihood that MMSOC will become insolvent and dissolve. TeleVideo is unable to make an assessment of what the dollar value of its proportionate share of the recovery, if any, would be. This information further supports the choice of the stockholders' equity method and the valuation derived therefrom.

3.    LETTER OF CREDIT AGREEMENT

At April 30, 2003, the Company had no letters of credit agreements.

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

5.  SUBSEQUENT EVENTS

       None.

Table of Content

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND THE THREE MONTHS ENDED APRIL 30, 2002

        Net sales for the second quarter of fiscal 2003 were $1.9 million, compared with $2.2 million in the second quarter of fiscal 2002, a decrease of $0.3 million or 14%. The decrease is due in principal to the decrease in sales of our integrated TeleClient line of products, TC7380, by about $0.4 million, partially offset by the supplementary revenue provided by the sales of our new wireless tablet thin client, TeleCLIENT MC3000, introduced in the third quarter of fiscal 2002. The total net sales of TeleCLIENT MC3000 were approximately $0.1 million in the second quarter of fiscal 2003.

        Cost of sales was $1.6 million in the second quarter of fiscal 2003, compared with $1.7 million in the second quarter of fiscal 2002, a decrease of $0.1 million or 6%. The decline was due to the lower total net sales, partially offset by a lower gross margin.

        Sales and marketing expenses were $0.4 million in the second quarter of fiscal 2003, same as in the second quarter of fiscal 2002. As a percentage of net sales, sales and marketing expenses increased to 21% in the second quarter of fiscal 2003, compared with 18% in the second quarter of fiscal 2002, due to the decrease recorded in the total net sales.

        Research and development expenses were $0.3 million in the second quarter of fiscal 2003, compared with $0.2 million in the second quarter of fiscal 2002. The increase is due primarily to the supplementary expenses recorded with the software development  for our products.

        General and administrative expenses were $0.3 million in the second quarter of fiscal 2003, compared with $0.5 million in the second quarter of fiscal 2002. As a percentage of net sales, general and administrative expenses decreased to 16% in the second quarter of fiscal 2003 compared with 23% in the second quarter of fiscal 2002. In the second quarter of the fiscal 2002 the Company prepared and held the annual shareholders meeting, resulting higher general and administrative expenses for that period. In the fiscal 2003, due to the going private process, the meeting was not held.

        The Company's loss from operations was approximately $0.7 million in the second quarter of fiscal 2003 compared with approximately $0.6 million in the second quarter of fiscal 2002.

        Other income was $0.4 million in the second quarter of fiscal 2003, same as in the second quarter of fiscal 2002.

       The loss from investments was $0.6 million in the second quarter of fiscal 2003, compared with a loss of $0.1 million in the second quarter of fiscal 2002.

        Net loss for the second quarter of fiscal 2003 was $0.9 million compared with a net loss of $0.3 million in the second quarter of fiscal 2002.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND THE SIX MONTHS ENDED APRIL 30, 2002

        Net sales for the first six months of fiscal 2003 were $3.6 million, compared with $3.7 million in the first six months of fiscal 2002, a decrease of $0.1 million or 3%. The decrease is due in principal to the decrease in sales of our integrated TeleClient  TC 7380 line of products, by about $0.1 million, and terminal products by about $0.1 million, partially offset by the supplementary revenue provided by the sales of our new wireless tablet thin client, TeleCLIENT MC3000, introduced in the third quarter of fiscal 2002. The total net sales of TeleCLIENT MC3000 were approximately $0.1 million in the first six months of fiscal 2003.

        Cost of sales was $2.9 million in the first six months of fiscal 2003, compared with $2.8 million in the first six months of fiscal 2002. The increase in cost, compared with the decrease in sales is due in principal to the lower gross margin, after the Company lowered the prices of thin client products in March 2003.

        Sales and marketing expenses were $0.7 million in the first six months of fiscal 2003, compared with $0.8 million in the first six months of fiscal 2002. As a percentage of net sales, sales and marketing expenses decreased to 19% in the first six months of fiscal 2003 compared with 22% in the first six months of fiscal 2002.

        Research and development expenses were $0.4 million in the first six months of fiscal 2003, compared with $0.3 million in the first six months of fiscal 2002. The increase is due primarily to the supplementary expenses recorded with the software development  for our products.

        General and administrative expenses were $0.7 million in the first six months of fiscal 2003, compared with $0.9 million in the first six months of fiscal 2003. As a percentage of net sales, general and administrative expenses decreased to 19% in the first six months of fiscal 2003 compared with 24% in the first six months of fiscal 2002. In the second quarter of the fiscal 2002 the Company prepared and held the annual shareholders meeting, resulting higher general and administrative expenses for that period. In the fiscal 2003, due to the going private process, the meeting was not held.

        The Company's loss from operations was approximately $1.2 million in the first six months of fiscal 2003 compared with approximately $1.1 million in the first first six months of fiscal 2002.

        Other income was $0.8 million in the first six months of fiscal 2003, same as in the first six months of fiscal 2002.

       The loss from investments was $0.6 million in the first six months of fiscal 2003, compared with a loss of $0.1 million in the first six months of fiscal 2002.

        Net loss for the first six months of fiscal 2003 was $1.1 million, compared with $0.6 million in the first six months of fiscal 2002, due in principal due to the loss from investments recoded in the second quarter of fiscal 2003.

        LIQUIDITY AND CAPITAL RESOURCES

        At April 30, 2003, the Company had $0.7 million in cash and cash equivalents, compared with $0.9 million at the end of fiscal 2002. The decrease is due in principal to the increase in inventory value of approximately $0.8 million and the increase in the prepayments amount of $0.1 million, partially offset by the decrease in accounts receivable in amount of approximately $0.3 million and the proceeds from note payable in amount of $0.5 million. Net cash used in operating activities increased from $0.4 million used in the six months ended April 30, 2002 to $0.6 million used for the same period in fiscal 2003.

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

        Net accounts receivable were $1.2 million at April 30, 2003, compared with $1.6 million at October 31, 2002, a decrease of $0.4 million, or 25%, while net inventories were $2.2 million at April 30, 2003, as compared with $1.4 million at October 31, 2002, an increase of $0.8 million, or 57%. The decrease in accounts receivable reflects large collections in the first quarter of fiscal 2003, compared with lower sales volume. The increase in inventory reflects the purchase of additional terminal and TeleCLIENT products during the period, and to the lower than expected sales volume recorded for these products.

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

        INVESTMENTS IN AFFILIATES

        Investments in affiliates represent approximately 3% of the Company's total assets at April 30, 2003. As a result, the Company's success will be adversely affected if the investees fail to execute their business plans. If there is an impairment in the carrying value of the affiliate investments the Company will reduce the carrying of such investments.

Table of Content

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is subject to market risk for changes in interest rates, because its line of credit with Gem Management has a variable interest rate, equal with Wall Street prime rate published at beginning of each month, plus one percent. Anyway, the Company could renegotiate its agreement with Gem Management, regarding the interest rate, as it happened in fiscal 2002, but the success of these negotiations can not be assured. The market risk for changes in interest rate for the Company's investments is not significant because these investments are limited to highly liquid instruments with maturities of three months or less. At April 30, 2003, the Company has approximately $0.7 million classified as cash and cash equivalents.

      The Company is also subject to equity price risk related to its investments in marketable securities. At June 6, 2003, the Company owned approximately 32,508 shares of CNET common stock and the estimated fair value of these marketable securities was approximately $189,000. All of the Company's transactions with international customers and suppliers are denominated in US dollars.

     As of April 30, 2003, the Company had a long-term note receivable (the "Note") of $2.7 million. The Company received the Note, which bears interest at a fixed rate of 7.25% per annum, as partial consideration for the sale of the Company's headquarters facility in December 1998. The interest rate on the Note is fixed over the life of the Note, with principal and interest payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

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

None.

Table of Content

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEVIDEO, INC.

(REGISTRANT)

DATE: June 19, 2003	BY:	/s/ RICHARD KIM
Richard Kim Vice President and Chief Financial Officer

CERTIFICATIONS

I, K. PHILIP HWANG, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Televideo, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003	/s/ K. Philip Hwang
K. Philip Hwang Chairman and Chief Executive Officer

I, RICHARD KIM, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Televideo, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003	/s/ Richard Kim,
Richard Kim Vice President and Chief Financial Officer

Table of Content

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS.

        TELEVIDEO, INC. INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
        TELEVIDEO, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND APRIL 30, 2002 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (Unaudited)

        TELEVIDEO, INC. INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND APRIL 30, 2002 (IN THOUSANDS) (Unaudited)

        TELEVIDEO, INC. NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS APRIL 30, 2003

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS.
    ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K.

SIGNATURES

CERTIFICATIONS