Form 10-Q
period 2003-07-31
TELEVIDEO INC
filed 2003-09-12
CIK 353779

Table of Content -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of registrant's Common Stock, as of September 5, 2003 is: 11,309,772.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q for TeleVideo Inc. (the "Company") for the third quarter ended July 31, 2003, includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

Table of Content

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS.

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	July 31, 2003	October 31, 2002
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$423	$898
Accounts receivable, net	1,668	1,558
Inventories, net	1,531	1,420
Marketable Securities	236	64
Prepayments and other	352	244
Notes receivable—current	87	84

Total current assets	4,297	4,268

PROPERTY, PLANT AND EQUIPMENT:
Production equipment	671	671
Office furniture and equipment	1,251	1,251
Leased property under capital lease	6,270	6,270

	8,192	8,192
Less accumulated depreciation and amortization	3,702	3,340

Property, plant and equipment, net	4,490	4,852

INVESTMENTS IN AFFILIATES	259	1,379
NOTE RECEIVABLE, LESS CURRENT PORTION	2,330	2,395

Total assets	$11,376	$12,894

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	849	416
Notes payable	3,258	2,517
Accrued liabilities	732	707
Deferred tax liabilities (CNET stock)	60	-
Obligation under capital lease—current	$392	$372
Deferred gain on sale of land and building—current	540	538

Total current liabilities	5,831	4,550

Obligation under capital lease—long-term	4,567	4,826
Deferred gain on sale of land and building—long-term	5,069	5,475

Total liabilities	15,467	14,851

STOCKHOLDERS' (DEFICIT):
Common stock, $.01 par value:
Authorized—23,000,000 shares Outstanding—11,309,772 shares at July 31, 2003 and 11,309,772 shares at October 31, 2002	454	454
Additional paid-in capital	95,734	95,734
Accumulated other comprehensive income (loss), net	90	(22)
Accumulated deficit	(100,369)	(98,123)

Total stockholders' (deficit) equity	(4,091)	(1,957)

Total liabilities and stockholders' (deficit) equity	$11,376	$12,894

The accompanying notes are an integral part of these financial statements.

Table of Content

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2003 AND JULY 31, 2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
NET SALES	$2,330	$2,057	$5,941	5,758
COST OF SALES	2,224	1,683	5,168	4,498

GROSS PROFIT	106	374	773	1,260
OPERATING EXPENSES:
Sales and marketing	396	425	1,133	1,231
Research and development	172	155	554	473
General and administration	396	398	1,140	1,278

Total operating expenses	964	978	2,827	2,982

Loss from operations	(858)	(604)	(2,054)	(1,722)
INTEREST (EXPENSES) INCOME, net	(86)	(81)	(249)	(238)
EQUITY IN (LOSS) ON AFFILIATES	(393)	(60)	(914)	(140)
IMPAIRMENT LOSSES ON SECURITIES	(138)	(88)	(206)	(146)
OTHER INCOME, net	372	430	1,178	1,278

Net loss	$(1,103)	$(403)	$(2,245)	(968)

Net loss per share, basic and diluted	$(.10)	$(.04)	$(.20)	(.09)

Weighted average shares outstanding	11,310	11,310	11,310	11,310

The accompanying notes are an integral part of these financial statements.

Table of Content

TELEVIDEO, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2003 AND JULY 31, 2002
(IN THOUSANDS)
(Unaudited)

	Nine Months Ended July 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(1,038)	$(747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property, plant and equipment	-	(105)
Note receivable	61	58
Proceeds from investments	-	418

Net cash (used in) provided by investing activities	61	371

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	741	517
Payments on lease obligations	(239)	(237)

Net cash provided by (used in) financing activities	502	280

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(475)	(96)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	898	870

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$423	$774

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

f)    any and all trademarks, trade names and intangible assets of TeleVideo. Under this line of credit, which bears interest equal with prime rate plus one percent, payable monthly, the Company received $200,000 in February, $300,000 in June, $500,000 in July, $500,000 in September, $500,000 in December 2001, $500,000 in April,  $500,000 in October 2002,  $500,000 in April 2003 and $200,000 in June 2003. In November 2001 the Company paid back approximately $500,000 from this loan by giving in exchange its interest in Alpha Technology and the proceeds from Koram investment.

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

    In June 2003, the Company and Gem Management agreed that the interest for the note to be included in the total note amount, instead to be paid monthly to Gem Management. At July 31, 2003 the Note amount was of approximately $3,258,000.

        The accompanying notes are an integral part of these financial statements.

Table of Content

TELEVIDEO, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information at July 31, 2003 and for the nine months ended July 31, 2003 and 2002 include all adjustments that the management of the Company believes are necessary for fair presentation for the results of the periods presented.

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

        INVENTORIES

        Inventories are stated at the lower of cost or market. Costs are computed on a currently adjusted standard basis (which approximates average cost) or both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. The cost of purchased parts is determined on a first-in, first-out basis. Amounts shown are net of reserves for obsolescence of $0.3 million at July 31, 2003 and $0.8 million at October 31, 2002:

	July 31, 2003	October 31, 2002
Purchased parts and subassemblies	$632	$252
Work-in-process	394	452
Finished goods	505	716

	$1,531	$1,420

        In the year 2001 the Company shipped car alarm systems back to Alpha Technology in value of approximately $0.9 million, in order to fix some functional problems. Because the Company considered it would be hard to sell these products in the U.S., the Company agreed to consign these products to Alpha Technology. The Company reclassified these amounts from other receivables to inventory again and increased the inventory reserve for these products by $0.5 million.

       Considering that there were no future perspectives to sell these products, we have decided to write off the entire balance of approximately $0.4 million, and, consequently, at July 31, 2003 the Company scrapped the whole inventory held at Alpha location.

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

     The total assets at September 30, 2002 were approximately $2.5 million, including technology and training prepaid to TeleVideo in amount of approximately $1.2 million. Total liabilities were in amount of $0.1 million, resulting total stockholders' equity of approximately $2.4 million. Deducting the prepayment to TeleVideo, recorded as asset, the remaining total stockholders' equity is approximately $1.2 million, and, considering that the Company's interest increased to 60% after two investors had withdrawn, the fair market value of this investments was estimated to approximately $0.7 million at the end of fiscal 2002. Because TeleVideo does not have control over Ningbo operations, this investment is accounted under the equity method, not consolidation, conforming to FASB No. 94.

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

    After all attempts to recover the money from this investment failed, the Company decided to write off its entire balance. Consequently, the balance amount of approximately $0.4 million was written off as of July 31, 2003.

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

     Total assets were in amount of approximately $1.0 million and total liabilities were of approximately $0.4 million at March 31, 2003, resulting total stockholders' equity in amount of approximately $0.7 million. Considering that Televideo interest in this company is 15%, the fair market value of this investment was estimated at approximately $0.1 million at July 31, 2003.

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

     Total assets were in amount of approximately $9.3 million and total liabilities were of approximately $6.5 million at June 30, 2002, resulting total stockholders' equity in amount of approximately $2.8 million. Considering that Televideo interest in this company is 5.75%, the fair market value of this investment was estimated at approximately $0.2 million at July 31, 2003.

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

    Because the investment was not consummated, the Company expects that MMSOC will become insolvent and will dissolve in the near future, and no proceeds are expected from this process. Consequently, the entire balance of approximately $0.1 million was written off as of July 31, 2003.

3.    LETTER OF CREDIT AGREEMENT

At July 31, 2003, the Company had no letters of credit agreements.

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

5.  SUBSEQUENT EVENTS

       On August 29, 2003, TeleVideo announced that its board of directors has terminated the merger agreement, dated as of November 26, 2002 by and between Homebound Acquisition, Inc., a Delaware corporation, and TeleVideo. A 8-K report and an amendment to the Schedule 13-E3 were filed on September 2, 2003.

Table of Content

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JULY 31, 2003 AND THE THREE MONTHS ENDED JULY 31, 2002

        Net sales for the third quarter of fiscal 2003 were $2.3 million, compared with $2.1 million in the third quarter of fiscal 2002, an increase of $0.2 million or 10%. The increase is due in principal to the supplemental revenue provided by our new TeleClient line of products, which are equipped with a new 533MHz microprocessor and are offered as stand-alone or integrated units with 15 or 17 inch flat screen,  with options like touch screen, Windows CE.Net, XP Embedded or Linux operating systems and 24-bit screen color resolution.  The supplemental revenue provided by these new products was around $0.2 million.

        Cost of sales was $2.2 million in the third quarter of fiscal 2003, compared with $1.7 million in the third quarter of fiscal 2002, an increase of $0.5 million or 29%. The increase is due in principal to the Alpha inventory scrapped in the third quarter of fiscal 2003, in amount of $0.4 million, and to the increase in the total net sales. Without the scrapped amount, the cost would increase by $0.1 million or 6%.

        Sales and marketing expenses were $0.4 million in the third quarter of fiscal 2003, same as in the third quarter of fiscal 2002. As a percentage of net sales, sales and marketing expenses decreased to 17% in the third quarter of fiscal 2003, compared with 19% in the third quarter of fiscal 2002, due to the increase recorded in the total net sales.

        Research and development expenses were $0.2 million in the third quarter of fiscal 2003, same as in the third quarter of fiscal 2002. As a percentage of net sales, research and development expenses decreased to 9% in the third quarter of fiscal 2003, compared with 14% in the third quarter of fiscal 2002, due to the increase recorded in the total net sales.

        General and administrative expenses were $0.4 million in the third quarter of fiscal 2003, same as in the third quarter of fiscal 2002. As a percentage of net sales, general and administrative expenses decreased to 17% in the third quarter of fiscal 2003 compared with 19% in the third quarter of fiscal 2002.

        The Company's loss from operations was approximately $0.9 million in the third quarter of fiscal 2003 compared with approximately $0.6 million in the third quarter of fiscal 2002. The increase is due in principal to the Alpha inventory scrapped in the third quarter of fiscal 2003, in amount of $0.4 million.

        Other income was $0.4 million in the third quarter of fiscal 2003, same as in the third quarter of fiscal 2002.

       Loss from investments was $0.5 million in the third quarter of fiscal 2003, compared with a loss from investments of $0.1 million recorded in the third quarter of fiscal 2002.

        Net loss for the third quarter of fiscal 2003 was $1.1 million compared with a net loss of $0.4 million in the third quarter of fiscal 2002.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED JULY 31, 2003 AND THE NINE MONTHS ENDED JULY 31, 2002

        Net sales for the first nine months of fiscal 2003 were $5.9 million, compared with $5.8 million in the first nine months of fiscal 2002, an increase of $0.1 million or 2%. The increase is due in principal to the supplemental revenue provided by our new TeleClient line of products, which are equipped with a new 533MHz microprocessor and are offered as stand-alone or integrated units with 15 or 17 inch flat screen,  with options like touch screen, Windows CE.Net, XP Embedded or Linux operating systems and 24-bit screen color resolution.

        Cost of sales was $5.2 million in the first nine months of fiscal 2003, compared with $4.5 million in the first nine months of fiscal 2002. The increase in cost is due in principal to the Alpha inventory scrapped in the third quarter of fiscal 2003, in amount of $0.4 million and to the lower gross margin, after the Company decreased the prices of thin client products in March 2003.

        Sales and marketing expenses were $1.1 million in the first nine months of fiscal 2003, compared with $1.2 million in the first nine months of fiscal 2002. As a percentage of net sales, sales and marketing expenses decreased to 19% in the first nine months of fiscal 2003 compared with 21% in the first nine months of fiscal 2002.

        Research and development expenses were $0.6 million in the first nine months of fiscal 2003, compared with $0.5 million in the first nine months of fiscal 2002. The increase is due primarily to the supplementary expenses recorded with the software development  for our products.

        General and administrative expenses were $1.1 million in the first nine months of fiscal 2003, compared with $1.3 million in the first nine months of fiscal 2002. As a percentage of net sales, general and administrative expenses decreased to 19% in the first nine months of fiscal 2003 compared with 23% in the first nine months of fiscal 2002. In the second quarter of the fiscal 2002 the Company prepared and held the annual shareholders meeting, resulting higher general and administrative expenses for that period. In the fiscal 2003, due to the going private process, the meeting was not held.

        The Company's loss from operations was approximately $2.1 million in the first nine months of fiscal 2003 compared with approximately $1.7 million in the first first nine months of fiscal 2002.

        Other income was $1.2 million in the first nine months of fiscal 2003, compared with $1.3 million in the first nine months of fiscal 2002.

       The loss from investments was $1.1 million in the first nine months of fiscal 2003, compared with a loss of $0.3 million in the first nine months of fiscal 2002.

        Net loss for the first nine months of fiscal 2003 was $2.2 million, compared with $1.0 million in the first nine months of fiscal 2002. The increase is due in principal to the loss from investments recoded in the first nine months of fiscal 2003 and to the Alpha inventory scrapped in the third quarter of fiscal 2003, in amount of $0.4 million.

        LIQUIDITY AND CAPITAL RESOURCES

        At July 31, 2003, the Company had $0.4 million in cash and cash equivalents, compared with $0.9 million at the end of fiscal 2002. The decrease is due in principal to the increase in inventory value of approximately $0.1 million, to the increase in the prepayments amount of $0.1 million, to the increase of accounts receivable in amount of approximately $0.1 million and to the cash used in operating activities. Net cash used in operating activities was $1.0 million  in the first nine months of fiscal 2003, compared with $0.7 million used for the same period in fiscal 2002.

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

        Net accounts receivable were $1.7 million at July 31, 2003, compared with $1.6 million at October 31, 2002, an increase of $0.1 million, or 6%, while net inventories were $1.5 million at July 31, 2003, as compared with $1.4 million at October 31, 2002, an increase of $0.1 million, or 7%. The increase in accounts receivable is the result of the increase in net sales recorded in the last two months of the third quarter. The increase in inventory reflects the purchase of additional terminal and TeleCLIENT products during the period.

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

        INVESTMENTS IN AFFILIATES

        Investments in affiliates represent approximately 3% of the Company's total assets at July 31, 2003. As a result, the Company's success will be adversely affected if the investees fail to execute their business plans. If there is an impairment in the carrying value of the affiliate investments the Company will reduce the carrying of such investments.

Table of Content

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is subject to market risk for changes in interest rates, because its line of credit with Gem Management has a variable interest rate, equal with Wall Street prime rate published at beginning of each month, plus one percent. Anyway, the Company could renegotiate its agreement with Gem Management, regarding the interest rate, as it happened in fiscal 2002, but the success of these negotiations can not be assured. The market risk for changes in interest rate for the Company's investments is not significant because these investments are limited to highly liquid instruments with maturities of three months or less. At July 31, 2003, the Company has approximately $0.4 million classified as cash and cash equivalents.

      The Company is also subject to equity price risk related to its investments in marketable securities. At September 5, 2003, the Company owned approximately 32,508 shares of CNET common stock and the estimated fair value of these marketable securities was approximately $274,000. All of the Company's transactions with international customers and suppliers are denominated in US dollars.

     As of July 31, 2003, the Company had a long-term note receivable (the "Note") of $2.7 million. The Company received the Note, which bears interest at a fixed rate of 7.25% per annum, as partial consideration for the sale of the Company's headquarters facility in December 1998. The interest rate on the Note is fixed over the life of the Note, with principal and interest payable in equal monthly installments of $21,735 each on the first day of each month commencing on January 1, 1999. If not earlier paid in full, any unpaid principal and all accrued interest shall be due and payable to TeleVideo, Inc. on December 1, 2013.

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

TELEVIDEO, INC.

(REGISTRANT)

DATE: September 12, 2003	BY:	/s/ RICHARD KIM
Richard Kim Vice President and Chief Financial Officer

CERTIFICATIONS

I, K. PHILIP HWANG, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Televideo, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 12, 2003	/s/ K. Philip Hwang
K. Philip Hwang Chairman and Chief Executive Officer

I, RICHARD KIM, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Televideo, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 12, 2003	/s/ Richard Kim,
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