Form 10-K
period 2003-10-31
TELEVIDEO INC
filed 2004-12-20
CIK 353779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: October 31, 2003

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from           to

Commission File Number: 000-11552

TELEVIDEO, INC.

(Exact name of registrant as specified in its charter)

Delaware                                                                                                                         94-2383795

(State or other jurisdiction of                                                                                             (IRS Employer Identification No.)
incorporation or organization)

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
Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [  ]        No[ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes [  ] No [X].

The approximate aggregate market value of registrant's common stock held by non-affiliates on December 3, 2004 (based upon the closing sales price of such stock as reported in the over the counter market as of such date) was $1,922,700.

As of December 3, 2004, 11,310,000 shares of registrant's common stock were outstanding.

Disclosure Regarding Forward-looking Statements

This Annual Report on Form 10-K for the fiscal year ended October 31, 2003 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the company's operations and other such matters are forward-looking statements. These kinds of statements are signified by words such as "believes," "anticipates," "expects," "intends," "may," "will", and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the company, changes in law or regulations and other factors, many of which are beyond control of the company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

To obtain a free copy of this Form 10-K, please send your written request to TeleVideo, Inc., 2345 Harris Way, San Jose, CA 95131. More information about TeleVideo is available on our website, at www.televideo.com

Introductory Statement

References in this Form 10-K to "TeleVideo," the "Registrant," "We," or the "Company" refer to TeleVideo, Inc. and its subsidiaries unless the context indicates otherwise. This report contains registered and unregistered trademarks of other companies.

PART I

Item 1.     Business

Restatement of Financial Statements

 The Company has restated its consolidated financial statements for the fiscal years ended October 31, 2001 and 2002 and for the quarters ended January 31, 2001 through July 31, 2003. All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements. Accordingly, the financial statements for those fiscal periods described above that have been included in the Company's previous filings with the Securities and Exchange Commission ("SEC") or included in previous announcements should not be relied upon.

For information concerning the background of the restatement and the specific adjustments made on an annual and quarterly basis, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Restatement of Financial Statements," and Notes 2 and 15 of the Notes to Consolidated Financial Statements included in Item 8.

The Company

Founded in 1975, TeleVideo has been a market leader providing innovative high performance terminal and network computer products to the business and consumer markets. The Company markets its products worldwide primarily through distributors, value-added resellers ("VARs"), systems integrators, and original equipment manufacturers ("OEMs").

  The Company first became a leader in the video display terminal industry by introducing a new generation of "smart" terminals based on the Intel microprocessor at a time when "dumb" terminals were the industry standard. TeleVideo holds a number of proprietary terminal emulations, including the TV910 and TV9425, which have been an industry standard for more than 15 years and are currently used in millions of terminals worldwide. Today, TeleVideo is utilizing its expertise in server-based network computing to forge new ground in delivering thin-client solutions. Thin-clients are a category of terminals that do not have local storage devices, and all the programs and data are saved on the server.

Products

     TeleCLIENT Family

TeleVideo TeleCLIENT thin clients product families are the ideal thin clients, designed and optimized for use with all business critical applications. TeleCLIENTs are also designed to lower the Total Cost of Ownership (TCO) in client/server based network environments by increasing security and reducing administration at every desktop. All TeleCLIENTs are loaded with either Microsoft's Remote Desktop Protocol (RDP) that executes along Microsoft Windows 2000 and 2003 Server or the Citrix Independent Computing Architecture (ICA) protocol through Citrix MetaFrame products.

With the deployment of TeleCLIENTs in the network, users have the ability to access and manage Windows based applications for healthcare, manufacturing, education, financial, government, hospitality, and POS (point of sale) applications, all within the familiar Microsoft Windows user interface. Compared to traditional display terminals, TeleCLIENTs allow access to legacy servers and the Internet, thereby allowing the use of traditional mainframe applications together with the performance of web-based services.

TeleCLIENTs can be loaded with any of the Microsoft Windows CE.net, Microsoft XPe, or Linux operating systems. Integrated with a 15- or 17-inch LCD, stand-alone, internal wireless, touchscreen, and smart card readers are just a few of the features, options, and form factors TeleCLIENT supports.

     TeleManager Management Software

TeleManager Management Software reduces the cost of deploying and managing TeleCLIENTs with an easy to use, integrated Microsoft Management Console-compatible solution that provides operating system deployment, configuration, and remote administration.

TeleManager provides administrators a single point for deployment, management, migration, and support for TeleCLIENTs. Based on SNMP and TCP/IP networking protocols, TeleManager can prepare an entire department for operating system upgrades, remote configuration of network properties, and edit and create RDP and ICA sessions. TeleManager provides maximum flexibility by providing management tools to remotely configure TeleCLIENT TC7000, TC8000, and MC series of thin clients.

Video Display Terminals

The 990 is a general-purpose terminal with ASCII, ANSI, and PC TERM operating modes. For maximum versatility and flexibility, the terminal is compatible with a wide variety of keyboard styles and allows users to interface to a bar code scanner, wand reader, credit card reader, electronic scale, or other specialized keyboards for point-of-sale or point-of-transaction processing.

The TeleVideo 995-65 14-inch monochrome terminal allows the user Alpha Windowing capability at a non-windowing price for new or existing software applications. The windowing capability provides increased productivity for applications running on UNIX. The 995 also has a power management screen saver that protects the environment and promotes energy conservation.

     iTelePC

TeleVideo's iTelePC iT2000 is an "internet appliance," a new and relatively low-cost PC, designed for Internet access and specialized business use, but without the full capabilities of a personal computer. The iTelePC iT2000 comes integrated with a 15-inch monitor that brings the Internet to the household or business in a small, easy-to-use design. Powered by Microsoft Windows CE, the 233 MHz iT2000 requires no set-up. During fiscal 2003, this product was retired from production.

     Auto Safety Devices

In October 2000, the Company introduced a new line of products, mobile electronics, represented by Aladdin-2000 and Mobile Secretary KFH-2001K. Also, during fiscal 2001, the Company introduced another auto safety product, Back-Up View.

The Aladdin-2000 is an advanced two-way remote vehicle starting and security system, providing around-the-clock surveillance and security. The interactive bi-directional remote control is in constant communication with the system module, allowing the vehicle to be monitored closely through visual warning and audible or vibrating alarm. The Mobile Secretary is designed to allow the safe use of cellular phones while driving, and the Back-Up View is a system that can detect if there is an obstacle at a certain distance behind the vehicle, when the car is moving back. Due to the high level of competition in the market for these products, the Company did not meet its goals regarding sales and revenue expected for the first two quarters of the fiscal 2001. Consequently, in the third quarter of fiscal 2001, the Company decided to discontinue the production of auto safety devices.

Product Development

TeleVideo serves markets that are characterized by rapid technological change, and the Company has continuous ongoing efforts to develop new products. The Company has recently introduced stand-alone versions of its thin-client products with varying monitor sizes, ranging up to 17" flat-panel displays. In addition, the Company is continuing the development of a wireless thin-client product using the 802.11b protocol. Although the Company's research and development staff consists of 6 employees as of January 9, 2004, engineers from participating companies support various joint projects of the Company. During fiscal 2003, TeleVideo spent approximately $0.7 million on Company-sponsored research and development. Company-sponsored research and development expenses for fiscal 2002 and 2001 were approximately $0.6 million and $0.8 million, respectively. The Company did not engage in any customer-sponsored research and development program during such years.

Because of the fast pace of technological advances, the Company must be prepared to design, develop, and manufacture new and more powerful low-cost products in a relatively short time. TeleVideo believes it has had mixed success to date in accomplishing these goals simultaneously. Like other companies in the computer industry, it may continue to experience delays in completing new product design and tooling. There is no assurance that the Company will be able to design and manufacture new products, including its iTelePC and TeleCLIENT family of products, that can respond to the rapid changes in the marketplace.

Sales, Marketing, and Customers

North American sales are handled from TeleVideo sales offices located in San Jose, California, Lake Forest, California and Hoffman Estates, Illinois. Products are sold through distributors, mass merchants, retail stores, VARs, systems integrators and OEMs.

Products sold in Europe, Asia Pacific, Africa, and Latin America are handled by the Company's office in San Jose, California through distributors, OEMs, and international representatives. The Company also appointed in fiscal 2003 an agent in the United Kingdom.

TeleVideo distributors do not have exclusive geographic territories. Either party can generally terminate distributor contracts without cause upon advanced written notice of 30 days or 60 days. TeleVideo's distributors typically handle a variety of computer-related products, including products competitive with those of TeleVideo.

TeleVideo, through its headquarters' marketing and supporting staff, continues to work closely with its distributors, mass merchants, retail stores, VARs, systems integrators, and OEMs. TeleVideo's marketing staff provides customers with training, sales and promotional materials, trade show participation, and sales leads. The marketing staff also serves the product-marketing role, giving direction to product management and competitive positioning. The Company spent approximately 1% ($0.1 million), 1% ($0.1 million), and 4% ($0.3 million) of its net revenues on advertising in fiscal 2003, 2002, and 2001, respectively.

TeleVideo customers typically purchase the Company's products on an as-needed basis. Therefore, the Company will continue to manufacture its products based on sales forecasts and upon customer orders. As a result of this strategy, the Company believes that backlog is not material to its business taken as a whole. Because of the possibility of customer changes in delivery schedules or cancellation of orders, which is not uncommon in the computer industry, the Company's backlog as of any particular date may not be indicative of actual net sales for any succeeding period.

For the fiscal year ended October 31, 2003, one customer represented 11% of total net revenue. In fiscal years 2002 and 2001, no customer represented 10% or more of total net revenue. TeleVideo sales terms are typically net 30 or net 45 days.

International Sales

TeleVideo had export sales (primarily to Europe, Asia and Latin America) of approximately $1.1 million in fiscal 2003 (representing 13% of total net sales), $1.2 million in fiscal 2002 (15% of total sales) and $1.5 million in fiscal 2001 (21% of total net sales). In fiscal 2003, we appointed an agent in the United Kingdom to manage the sales on the European market.

TeleVideo's international sales are subject to certain risks common to non-United States operations, including governmental regulations, import restrictions and export control regulations, changes in demand resulting from fluctuations in exchange rates, and tariff regulations. TeleVideo's international sales are generally U.S. dollar-denominated and, therefore, are not directly tied to international currency fluctuations. The strength of the dollar in relation to certain international currencies may, however, adversely affect the Company's sales to international customers.

Equity Method and Cost Method Investments

The Company reevaluates its investment portfolio for eventual impairments on a periodic basis. Our investment portfolio includes equity and debt investments in publicly-traded and privately-held emerging technology companies. These emerging technology companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates; liquidation values; the values of recent rounds of financing; and quoted market prices of comparable public companies. In order to determine whether a decline in value is other than temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company's industry; the company's relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Equity Method

Koram, Inc.

In February 1998, the Company purchased a 50% interest in Koram, Inc, a Korean restaurant venture. During 2000, the Company decided to discontinue its participation in this joint venture. The Company's venture partner agreed to transfer the funds for our participation into the TeleVideo account when the exchange rate of the Korean Won and the US Dollar would be the most advantageous.

In November 2001, the Company decided to pay back a portion of the loan from Gemma Hwang, the spouse of the Company's CEO, with the funds deposited in Korea, which were in a total amount of approximately $0.1 million.

K&T Telecom, Inc.

In July 2000, TeleVideo purchased an aggregate of 9,608 shares of common stock, or a 49% ownership interest, in K&T Telecom, Inc. for $0.6 million in cash. K&T Telecom, Inc., a privately held Korean corporation, is a manufacturer of telecommunication and electronics devices, including a hands-free accessory and collision sensors.

The financial statements sent to the Company by K&T Telecom reported no sales for the first nine months of September 30, 2002 and an accumulated deficit from the start of the business of approximately $0.2 million.

Total assets were approximately $0.9 million, and total liabilities were approximately $0.5 million at September 30, 2002, resulting in total stockholders' equity of approximately $0.4 million. Considering that TeleVideo's interest in this company is 49%, the fair market value of this investment was estimated at approximately $0.2 million at the end of fiscal 2002. In reaching this valuation, TeleVideo considered the following factors: K&T Telecom's shares are not publicly traded, there have been no known recent transactions in K&T Telecom's shares, no financial projections are available from K&T Telecom's management, and prior operating results have been negative. Therefore, in accordance with the valuation methodology adopted by TeleVideo, this company has been valued on a pro-rata share of stockholders' equity basis. K&T Telecom's most recent financial results are not available to TeleVideo, and the stockholders' equity figure includes approximately $0.2 million in quick assets, or more than 45% of the stockholders' equity figure.

During the second quarter of the fiscal 2003, K&T Telecom filed for bankruptcy and, consequently, the entire book value of approximately $0.2 million was written off.

Alpha Technology, Inc.

In August 2000, the Company purchased for $0.7 million in cash an aggregate of 9,608 shares of common stock of Alpha Technology, Inc. Alpha Technology, Inc. was a Korean company that manufactured electronic and car accessories, including two-way car alarm systems. The Company's investment in Alpha Technology, Inc. represented a 49% interest in this privately held corporation.

TeleVideo has the right to participate in future sales of Alpha Technology, Inc. securities to maintain its proportionate interest in this company. If Alpha Technology, Inc. increases its capital thereafter, TeleVideo will be given the opportunity to participate in the stock issuance in order to maintain the percentage of stock currently held by TeleVideo.

In fiscal 2001, due to the decrease of the fair market value of Alpha Technology investment, the Company adjusted the carrying value of this investment from $0.7 million to $0.4 million. In November 2001, the Company decided to withdraw from this joint venture and to sell its interest in Alpha Technology to Gemma Hwang, the spouse of the Company's CEO and majority stockholder, Dr. K.P. Hwang. In exchange for the 9,608 shares of Alpha Technology, the amount of approximately $0.4 million (the value of transaction and the book value of Alpha Technology investment as of July 31, 2001) was deducted from the note payable owed by TeleVideo to Gemma Hwang. Immediately prior to the transaction, the Company owed Gemma Hwang $1.5 million, bearing an annual interest of 8%.

Ningbo China

In October 2000, TeleVideo acquired a 10% ownership interest in Televideo (China) Co., Ltd. ("Ningbo"), a manufacturer of computer terminals and monitors, through a $1.0 million investment. In December 2000, TeleVideo acquired an additional 20% ownership interest in Ningbo for $2.0 million. In that same month, TeleVideo changed its method of accounting for this investment from the cost method to the equity method.

Under the terms of the investment, TeleVideo was to provide certain technology and professional training on its terminal products, including technology relating to the processor used for TeleClient, in exchange for $2.5 million payable over a two-year term.

During fiscal year ended October 31, 2001,TeleVideo received $1.3 million of the $2.5 million due from Ningbo. At one point, TeleVideo agreed to reschedule Ningbo's payments for the remaining $1.2 million, but Ningbo failed to make any of the new payments.

In the third quarter of fiscal 2001, the capital of Ningbo decreased due to the departure of two investors from the venture. Thereafter, the Chinese government requested that Ningbo change its initial agreement with TeleVideo to allow the payments made by Ningbo to TeleVideo to be recorded as a withdrawal of TeleVideo's investment instead of as payments for technology and training provided by TeleVideo. TeleVideo agreed to this change, and consequently, TeleVideo reduced the carrying value of this investment on its financial statements from $3.0 million to $1.5 million.

The financial statements sent to the Company by Ningbo reported sales of approximately $0.1 million and a net loss of approximately $0.2 million for the period January to September 2002. The accumulated deficit from the start of the business was approximately $0.7 million at September 30, 2002.

The total assets at September 30, 2002 were approximately $2.5 million, including technology and training prepaid to TeleVideo in the amount of approximately $1.2 million. Total liabilities were approximately $0.1 million, resulting in total stockholders' equity of approximately $2.4 million. Deducting the prepayment to TeleVideo, recorded as an asset, the remaining total stockholders' equity is approximately $1.2 million, and, considering that the Company's interest increased to 60% after two investors had withdrawn, the fair market value of this investment was estimated to be approximately $0.7 million at the end of fiscal 2002. Because TeleVideo does not have control over Ningbo operations, this investment was accounted for under the equity method, not consolidation, conforming to Statement of Financial Accounting Standards No. 94,"Consolidation of All Majority-owned Subsidiaries".

In November 2002, TeleVideo learned that certain persons involved with Ningbo had stolen or embezzled funds from that company. TeleVideo had undertaken efforts, including retaining investigators and attorneys, to seek the recovery of any portion of its investment.

While the investment in this company is described as an equity investment, TeleVideo had been valuing it in accordance with TeleVideo's expected recovery of the funds invested after the embezzlement was discovered. TeleVideo has therefore not applied its valuation methodology to this investment.

During the second quarter of 2003, Ningbo definitively stopped all its operations and closed all of its facilities. Consequently, the Company wrote off the value of this investment of approximately $0.7 million, as of April 30, 2003. The estimated fair value of the proceeds from the liquidation of Ningbo was determined considering total assets of $0.9 million, less depreciation and liabilities of $0.1 million. The cost of liquidation was estimated at 20% from the liquidation value, resulting total net proceeds from liquidation in amount of approximately $0.7 million. Considering that TeleVideo has 60% interest in Ningbo, the estimated proceeds from the liquidation of this investment, amounting to approximately $0.4 million, were recorded in the Company's financial statements under the other assets section.

After all further attempts to recover the money from this investment failed, the Company decided to write off its entire balance. Consequently, the balance amount of approximately $0.4 million was written off as of July 31, 2003.

 Cost Method

mySimon, Inc.

In September 1998, the Company invested $1.0 million in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock.

On February 29, 2000, CNET Networks, Inc. (formerly, CNET, Inc. or "CNET") completed the acquisition of mySimon, Inc. As a result of this acquisition, the Company received 375,108 shares of common stock of CNET in exchange for 100% of its interest in mySimon, Inc. In connection with the transaction, the Company adjusted its balance sheet to reflect the conversion to a marketable security classified as available for sale. The cost method used to book the investment in mySimon was changed to the market value method in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", to record the investment in CNET stock.

During the fiscal years 2000 and 2001, the Company recognized gains from the sales of CNET stock of $10.1 million and $0.3 million, respectively.

Biomax Co, Ltd.

On May 12, 2000, the Company purchased, for a cash investment of approximately $0.9 million, an aggregate of 45,000 ordinary shares of Biomax Co., Ltd. ("Biomax"). Biomax was a startup company, with its principal offices located in Seoul, Korea, engaged in developing an herbal product to help lower cholesterol levels in humans. Its existing technology was developed by and obtained from the Korea Research Institute of Bioscience and Biotechnology. The Company's investment in Biomax represents a 15% interest in this privately held corporation.

The agreement gives the Company the right to nominate one member to the Biomax Board of Directors. Dr. K. Philip Hwang, the Company's Chairman of the Board and Chief Executive Officer, was nominated and elected to the Biomax board.

The Company has the right to participate in future sales of Biomax securities to maintain its proportionate interest in Biomax. In the event the Company wants to sell all or a portion of its shares, it has given Biomax and Biomax's President, who is its controlling shareholder, a right of first refusal to purchase these shares.

Biomax also agreed to discuss with the Company certain specified kinds of events and transactions that could materially impact Biomax's business, capital structure, and financial condition. The agreement further prohibits Biomax from sharing its technology with third parties or assisting with research and development efforts of third parties without the prior written consent of the Company, other than in the normal course of business, and further prohibits the controlling shareholder from engaging in businesses that could compete with Biomax. The restrictions and promises in the agreement will terminate at such time as the Company has sold at least 70% of the shares it acquired under the agreement.

The financial statements received from Biomax report sales of approximately $0.3 million and a net loss of approximately $0.2 million for the first nine months of 2003. The accumulated deficit from the start of the business is approximately $1.1 million at September 30, 2003.

Total assets were approximately $1.0 million, and total liabilities were approximately $0.5 million at September 30, 2003, resulting in total stockholders' equity of approximately $0.5 million. Considering that TeleVideo's interest in this company is 15%, the fair market value of this investment was estimated at approximately $0.1 million as of October 31, 2003.

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

Xeline (Keyin) Telecom Co. Ltd.

On May 12, 2000, the Company purchased for approximately $2.5 million an aggregate of 15,278 ordinary shares of Xeline (Keyin) Telecom Co. Ltd. ("Xeline"). Xeline is a private company located in Seoul, Korea, that is engaged in developing power line technology for electricity transportation. The Company's investment in Xeline represents a 5.75% interest in this corporation.

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

The financial statements sent to the Company by Xeline reported sales of approximately $0.3 million and a net loss of approximately $0.9 million for the first ten months of 2003. The accumulated deficit from the start of the business is of approximately $4.6 million at October 31, 2003.

Total assets were approximately $12.5 million, and total liabilities were approximately $9.8 million at October 31, 2003, resulting in total stockholders' equity of approximately $2.7 million. Considering that TeleVideo's interest in this company is 5.75%, the fair market value of this investment was estimated at approximately $0.2 million at October 31, 2003.

In reaching this valuation, TeleVideo considered the following factors: the company's shares are not publicly traded, there have been no known recent transactions in the company's shares, no financial projections are available from the company's management, and prior operating results have been negative. Therefore, in accordance with the valuation methodology adopted by TeleVideo, this company has been valued on a pro-rata share of stockholders' equity basis. For the most recent period for which TeleVideo has financial results, the company recorded a loss in excess of its gross sales for the period. Based on this result, any analysis other than the stockholders' equity method would result in a negative value for the business. However, the company has $3.4 million in current assets, which lends support to its stockholders' equity figure.

MultiMedia SOC, Inc. (formerly described as Synertek, Inc.)

In June 2000, the Company purchased for $1.0 million in cash an aggregate of 285,714 shares of common stock of MultiMedia SOC, Inc. (formerly described as Synertek, Inc.), a Nevada corporation, representing an 8% interest in this company. MultiMedia SOC, Inc. manufactured handheld digital multimedia and communications appliances.

The financial statements sent to the Company by MultiMedia SOC, Inc. reported sales of approximately $35,000 and a net loss of approximately $0.6 million for the fiscal year ended on December 31, 2002. The accumulated deficit recorded from the start of the business was approximately $1.7 million at December 31, 2002.

Total assets were approximately $2.0 million at the end of 2002. Total liabilities were approximately $0.1 million, resulting in total stockholders' equity of approximately $1.9 million. Considering that TeleVideo's interest in this company was 8%, the fair market value of this investment was estimated at approximately $0.2 million at the end of fiscal 2002.

In reaching this valuation, TeleVideo considered the following factors: the company's shares are not publicly traded, there have been no known recent transactions in the company's shares, no financial projections are available from the company's management, and prior operating results have been negative. Therefore, in accordance with the valuation methodology adopted by TeleVideo, this company has been valued on a pro-rata share of stockholders' equity basis. This method values the company at approximately $1.9 million.

In the year 2003, MultiMedia SOC, Inc. has signed a termsheet for a substantial investment by a third party. The amount of the investment, the terms, and the implied valuation of MultiMedia SOC, Inc. are confidential. If the investment is not consummated, there is a high likelihood that MultiMedia SOC, Inc. will become insolvent and dissolve. TeleVideo is unable to make an assessment of what the dollar value of its proportionate share of the recovery, if any, would be. This information further supports the choice of the stockholders' equity method and the valuation derived therefrom.

Because the investment was not consummated, MultiMedia SOC, Inc. was dissolved, and, consequently, the entire balance of approximately $0.2 million was written off as of July 31, 2003.

Competition

TeleVideo believes that brand recognition, product quality, availability, extensive standard product features, service, and price are significant competitive factors in the Company's markets. In addition to the factors listed above, the principal considerations for distributors and resellers in determining which products to offer include profit margins, immediate delivery, product support, and credit terms. TeleVideo has continued and in the future will likely continue to face significant competition, with respect to these factors, particularly from the large international manufacturers. Most of these companies have significantly greater financial, marketing, and technological resources than the Company and may be able to command better terms with their suppliers because of volume discounts. The Company's two dominant competitors have approximately 40% and 16% of the worldwide market, compared to less than 2% for the Company. Therefore, there is no assurance that the Company will be able to successfully compete in the future.

Production

The Company subcontracts substantially all of the manufacturing of its products to manufacturers in Taiwan, the People's Republic of China, and South Korea. The testing, inspection, and some minor assembly work are done at our California headquarters. We believe our current facilities in California will continue to be adequate for our purposes for the foreseeable future.

The Company's largest supplier accounted for approximately 27% (approximately $2.0 million) of net purchases in fiscal 2003. Loss of this supplier might have an adverse effect on the product supply of the Company. The Company believes, however, that in most cases, alternative sources of supply could be arranged as and when needed by the Company. To date, TeleVideo has not experienced any significant difficulties or delays in production of its products.

Proprietary Rights

The Company regards certain aspects of its products as proprietary and relies upon a combination of trademark and copyright laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary rights. The Company has registered trademarks in the United States and in over 20 foreign countries for "TeleVideo" and the TeleVideo logo. The continuing development of the Company's products and business is dependent, primarily, on the knowledge and skills of certain of its employees. To protect its rights to its proprietary information, the Company requires all employees and consultants to enter into confidentiality agreements that prohibit the disclosure of confidential information to persons unaffiliated with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's technology or other confidential information in the event of any unauthorized use or disclosure. There also can be no assurance that third parties will not independently develop products similar to or duplicative of products of the Company. The Company believes that due to the rapid pace of technological change in its industry, the Company's success is likely to depend more upon continued innovation, technical expertise, marketing skill and customer support than on legal protection of the Company's proprietary rights.

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

Employees

 As of November 5, 2004, the Company's full-time employees totaled 23, as compared to 30 employees reported at the end of fiscal 2002. Of the total number of employees, 11 are engaged in product research, engineering, development and manufacturing, 5 in marketing and sales and 7 in general management and administration. We believe that our future success will depend, in part, on our ability to attract and retain skilled technical, marketing, and management personnel.

None of the Company's employees are subject to a collective bargaining agreement or represented by a union, and the Company has never experienced a work stoppage. We believe that our employee relations are good.

Item 2.  Properties

The Company's headquarters, research and development and administrative operations are housed in a 69,630 square foot building located on 2.5 acres in San Jose, California. On December 28, 1998, the Company sold the building and has leased it back. Refer to Note 8 of the financial statements ("Sale and Leaseback of Building") for additional details. The lease expires on December 31, 2013.

The Company leases domestic sales offices in Hoffman Estates, Illinois and Lake Forest, California. Both are month-to-month tenancy leases. Management believes that the Company would be able to secure an extension to the leases if such extensions are deemed necessary in the future. Both leases are accounted for as operating leases.

Item 3.  Legal and Other Proceedings

The Company has been named as a defendant in a lawsuit filed in the normal course of its business.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from this matter will not have a material effect on the financial statements of the Company. In November 2004, the lawsuit was settled in the Company's favor.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2003.

PART II

 Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded in the over-the-counter market and quoted on the electronic bulletin board under the symbol "TELV.PK". The following table sets forth for the periods indicated the high and low last sales prices for the common stock. The prices quoted below reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
FISCAL 2002:
First Quarter	$0.18	$0.12
Second Quarter	0.16	0.09
Third Quarter	0.14	0.04
Fourth Quarter	0.06	0.03
FISCAL 2003:
First Quarter	$0.07	$0.04
Second Quarter	0.06	0.06
Third Quarter	0.07	0.04
Fourth Quarter	0.50	0.04

On December 3, 2004, there were 758 holders of record of the Company's common stock and the closing price of the Company's common stock in the over-the-counter market was $0.17 per share.

The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company presently intends to retain any earnings for use in its business.

 Item 6. Selected Financial Data

The following selected financial data reflect the continuing operations of TeleVideo for the fiscal years ended October 31, 1999 through 2003. The data below has been derived from the Company's audited consolidated financial statements for the fiscal years presented and should be read in conjunction with such audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein.
	Year Ended October 31, (in thousands, except per share data)
	2003	2002		2001		2000		1999
		As Restated
Consolidated Statements of Operations Data:
Net sales	$8,635		$8,028		$6,816		$6,928		$8,070
Loss from operations	(2,865)		(2,667)		(3,048)		(4,794)		(4,570)
Net income (loss)	(2,805)	(4)	(2,560)	(3)	(6,331)	(1)	4,752	(2)	(3,707)
Net income (loss) per share
Basic and diluted	(0.25)		(0.23)		(0.56)		0.42		(0.33)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$596		$898		$870		$3,262		$4,487
Working capital	(2,146)		(287)		1,345		5,501		5,596
Total assets	12,776		13,022		16,237		23,329		18,317
Capital lease obligations	4,826		5,198		5,516		5,812		6,082
Stockholders' equity (deficit)	(4,372)		(1,768)		895		8,299		2,504

(1)	Includes loss from investments of $4,709,000.
(2)	Includes net gains from the sales of C-NET stock of $10,059,000.
(3)	Includes loss from investments of $1,101,000.
(4)	Includes loss from investments of $1,145,000.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying Notes to Consolidated Financial Statements for a discussion of operating results, liquidity needs, restatement of financial statements and acquisitions and dispositions during the periods.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, asset impairments, income taxes, warranty obligations, restructuring charges, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. Except as otherwise noted, the discussion of financial results gives effect to the accounting adjustments described in "Restatement of Financial Statements" below.

Shortly before the end of fiscal 2003, the Company's former accountants informed us that they did not register with the Public Company Accounting Oversight Board, would no longer be permitted to perform audits of public companies, and were therefore unable to continue as the Company's independent auditors. At that time, the Company began an intensive search for a new independent accounting firm with the expertise and experience necessary to provide the quality auditing services required by a public company. As previously disclosed in our current report on Form 8-K, filed January 5, 2004, the Company appointed Burr, Pilger & Mayer LLP ("BPM") as its new independent accountants to audit the Company's financial statements for the fiscal year ended October 31, 2003.

Preparation of the financial statements required for the Company's annual report on Form 10-K for the fiscal year ended October 31, 2003 has required BPM to re-audit the financial statements for the fiscal years ended October 31, 2002 and 2001. Based on BPM's findings, management recommended to the Company's board of directors that the Company's historical financial statements for fiscal years 2002 and 2001 along with all the quarterly periods since October 31, 2000, be restated. TeleVideo filed a Form 8-K on March 5, 2004, notifying its investors, the SEC, and the general public that the filing of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003 would be delayed pending completion of the restatement.

The Company has restated its consolidated financial statements for the fiscal years ended October 31, 2001 and 2002 and for the quarters ended January 31, 2001 through July 31, 2003. All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements. Accordingly, the financial statements for those fiscal periods described above that have been included in the Company's previous filings with the Securities and Exchange Commission or included in previous announcements should not be relied upon.

Restatement of Financial Statements

The net effect of all of the restatement adjustments is to increase the Company's net loss by $18,000 in fiscal year 2000, and to decrease the Company's net loss by $133,000 in fiscal year 2001 and by $74,000 in fiscal year 2002. The Company's consolidated statements of cash flows have been restated to reflect the reclassification of changes in assets and liabilities during the periods as discussed above.

A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	For the years ended October 31,
	2002		2001
	As Reported	Restated	As Reported	Restated
Consolidated Statements of Operations Data
Net sales	$ 8,204	$ 8,028	$ 6,936	$ 6,816
Gross profit	1,136	1,029	723	1,191
Operating loss	(2,915)	(2,667)	(3,544)	(3,048)
Net loss	(2,634)	(2,560)	(6,464)	(6,331)
Net loss per common share	$ (0.23)	$ (0.23)	$ (0.57)	$ (0.56)

	As of October 31,
	2002
	As Reported	Restated
Consolidated Balance Sheets Data
Accounts receivable, net	$ 1,558	$ 1,215
Inventory, net	1,420	1,625
Prepaids and other current assets	244	317
Property, plant and equipment, net	4,852	4,831
Other assets	-	211
Accounts payable	416	311
Accrued liabilities	707	161
Deferred rent	-	591
Accumulated deficit	$ (98,123)	$ (97,934)

Sales and Cost Of Sales

The Company discovered that certain shipments of evaluation and replacement units, where a right of return existed, were recognized as revenue (sales), rather than temporary transfers of inventory. Consequently, the amount of the net revenue and the timing of the revenue originally recorded required adjustment. These adjustments caused the pre-tax loss to increase by $176,000 in fiscal year 2002 and $120,000 in fiscal year 2001.

The effect of the revenue adjustments on pre-tax loss was partially offset by the adjustments of the cost of good sold for these shipments. These adjustments caused the pre-tax loss to decrease by $61,000 in fiscal 2002 and $59,000 in fiscal 2001.

Expenses

Reviewing the previously filed consolidated financial statements, the Company identified several accrued liability items for which it concluded that the amount of the liability, the timing of the liability recognition, or the timing of the release of the liability could not presently be substantiated or was in error and should be adjusted. In summary, the effects of the adjustments are:

During the 1999-2000 period, the Company accrued a liability for legal contingencies in the amount of $200,000 to cover potential legal liabilities resulting from open and possible lawsuits existing at that time. After reviewing the basis for these accruals, it was determined that the risk for these liabilities no longer existed as of November 1, 2000. Consequently, the legal contingency accrual of approximately $190,000 was written off and the effect of this adjustment was to decrease the accumulated deficit as of November 1, 2000 by $190,000;

The Company identified that it had not been accounting for its lease expenses, starting on January 1999, on a straight-line basis in accordance with Financial Accounting Standards Board ("FASB") Technical Bulletin ("FTB") 85-3. As a result, the Company adjusted its lease expense and the related deferred lease liability. The deferred rent adjustment increased the net loss by $148,000 for fiscal years 2002 and 2001, respectively, and increased the accumulated deficit at November 1, 2000 by $296,000;

After introducing the new TeleClient line of products in 1998, the sales agreements signed with some of our top vendors, the Company committed to participate in cooperative advertising programs, if certain criteria regarding sales performance and the content of advertising programs were met. After reviewing the sales agreements with existing customers, the Company concluded that the cooperative advertising accrual balance of $252,000 was no longer necessary at January 31, 2002 because all these contracts were either expired or renegotiated and the clause regarding cooperative advertising programs was excluded from the new contracts. Consequently, the entire balance of this account was written off in the first quarter of fiscal 2002, and the effect of this adjustment was to decrease the net loss for fiscal 2002 by $252,000;

There were also certain adjustments and reclassifications of expenses with little or no effect on the net loss for the restated years.

Overview

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

In August 2000, the Company acquired Promise Engineering, Inc., subsequently renamed TeleVideo Mobile Electronics Division, which provides a channel for products made by companies in which TeleVideo invested: Alpha and K&T. These products were car accessories, including car alarms and hands-free phone accessories. The new product line did not have significant operations in 2000. In fiscal 2001, because of lower than expected sales activity for these products, the Company discontinued the production of car accessories products.

The Company faces strong competition in the marketplace and continues to look for ways to improve operating efficiency. To lower the production costs, the Company has continued to negotiate with its suppliers and has also shifted many production processes overseas to subcontractors.

Results of Operations

     Fiscal 2003 Compared to Fiscal 2002

Net sales for fiscal year 2003 were approximately $8.6 million, compared to $8.0 million in fiscal 2002, an increase of $0.6 million, or 8%. Sales of terminals have decreased in fiscal 2003 to $2.2 million from $2.3 million in fiscal 2002, a decrease of $0.1 million or 4%. This decrease reflects the Company's focus on the sales of its new TeleClient products rather than the old terminals. The sales of TeleClients were approximately $6.3 million in fiscal 2003, compared to approximately $5.6 million in fiscal 2002, an increase of $0.7 million or 13%.

Cost of sales for fiscal year 2003 was approximately $7.6 million, compared to $7.0 million in fiscal 2002, an increase of $0.6 million, or 8%. The increase in cost of sales was due in principal to the increase in net sales, as the gross profit remained at the same level of approximately $1.0 million for fiscal years 2003 and 2002.

Sales and marketing expenses for fiscal year 2003 were approximately $1.6 million, compared to $1.3 million in fiscal year 2002. As a percentage of net sales, sales and marketing expenses increased to 19% in fiscal 2003 from 17% in fiscal year ended in 2002. The increase is due in principal to the effect of the cooperative advertising accrual written off in 2002 of approximately $0.3 million. Without this adjustment, sales and marketing expenses would have decreased as a percentage of net sales from 20% in fiscal 2002 to 19% in fiscal 2003.

Research and development expenses were approximately $0.7 million in fiscal 2003, compared to $0.6 million in fiscal 2002. As a percentage of net sales, research and development expenses were 9% in fiscal 2003, compared to 7% in fiscal 2002. The increase in research and development expenses is primarily the result of the increase in payroll expenses recorded in fiscal 2003. In fiscal 2003, the number of personnel involved in research and development increased from 4 to 6 people, resulting in additional salary expenses of approximately $0.1 million.

General and administrative expenses were approximately $1.6 million in fiscal 2003, compared to $1.8 million in fiscal 2002, a decrease of $0.2 million or 10%. As a percentage of net sales, general and administrative expenses were 18% in fiscal 2003, compared to 22% in 2002. The decrease is due in principal to the decrease in salary expenses of this department after the workforce was reduced during fiscal 2002.

The Company's loss from operations was approximately $2.9 million in fiscal 2003, compared to $2.7 million fiscal 2002, an increase of $0.2 million or 7%.

Other income net of other expenses was approximately $0.1 million in fiscal 2003, the same as in fiscal 2002.

The net loss for fiscal 2003 was approximately $2.8 million, compared to a net loss of $2.6 million in fiscal 2002, an increase of $0.2 million, or 10%. The increase is due in principal to the effect of the cooperative advertising accrual written off in 2002 of approximately $0.3 million. Without this adjustment, the net loss would be approximately $2.9 million in fiscal 2002, compared to approximately $2.8 million in fiscal 2003.

No income tax was recorded for 2003 or 2002. The Company has approximately $95.8 million in federal net operating loss and credit carryovers and approximately $17.6 million in state net operating loss carryovers available to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss and credit carry forwards since realization of any such benefit is not assured.

Net loss per share in fiscal 2003 was $0.25, compared to a net loss per share in fiscal 2002 of $0.23, based on 11,310,000 weighted average shares outstanding.

 Fiscal 2002 Compared to Fiscal 2001

Net sales for fiscal year 2002 were approximately $8.0 million, compared to $6.8 million in fiscal 2001, an increase of $1.2 million, or 18%. Sales of terminals have decreased in fiscal 2002 to $2.3 million from $3.3 million in fiscal 2001, a decrease of 30%. This decrease reflects the Company focus on the sales of its new TeleClient, rather than the old terminals. The sales of TeleClients were approximately $5.6 million in the year 2002, compared to $3.1 million in the year 2001, an increase of 81%.

Cost of sales for fiscal year 2002 was approximately $7.0 million, compared to $5.6 million in fiscal 2001, an increase of $1.4 million, or 24%. Cost of sales as a percentage of net sales increased to 87% in 2002 from 83% in 2001. The increase of cost of sales as percentage of total net sales is due in principal to the scrapped inventory of mobile electronics products, in the amount of approximately $0.5 million, during fiscal year 2002.

Sales and marketing expenses for fiscal year 2002 were approximately $1.3 million compared with $2.2 million in fiscal 2001, a decrease of $0.9 million, or 40%. As a percentage of net sales, sales and marketing expenses decreased to 17% in fiscal 2002 from 33% in fiscal 2001. The decrease represents the results of the cooperative advertising accrual written off in 2002, of approximately $0.3 million, and of the Company's efforts to decrease all the categories of expenses.

Research and development expenses were approximately $0.6 million in fiscal 2002, compared to $0.8 million in fiscal 2001. As a percentage of net sales, research and development expenses decreased to 7% in fiscal 2002 compared to 12% in fiscal 2001. In fiscal 2002, the personnel involved in research and development decreased from 5 to 4 people, resulting in a reduction in salary expenses of approximately $0.1 million.

General and administrative expenses were approximately $1.8 million in fiscal 2002, compared to $1.2 million in fiscal 2001, an increase of $0.6 million or 53%. As a percentage of net sales, general and administrative expenses were 22% in fiscal 2002, compared to 17% in 2001.

As a result, the Company's loss from operations was approximately $2.7 million in fiscal 2002, compared to $3.0 million in fiscal 2001, a decrease of $0.4 million or 13%.

Other income, net of other expenses were approximately $0.1 million in fiscal 2002 as compared to other expenses of $3.3 million in fiscal 2001. The decrease is due in principal to the decrease recorded in the loss from investments, from $4.7 million in fiscal 2001 to $1.1 million in fiscal 2002.

The net loss for fiscal year 2002 was approximately $2.6 million compared to a net loss of $6.3 million in fiscal 2001, a decrease of $3.8 million, or 60%. This decrease is due principally to the decrease of loss from investments, from approximately $4.7 million recorded in 2001 to $1.1 million recorded in the fiscal 2002.

No income tax was recorded for fiscal years 2002 and 2001. The Company has approximately $94.0 million in federal net operating losses and credit carryovers and approximately $15.1 million in state net operating loss carryovers available to offset future federal and state corporate income tax liabilities. No net deferred tax asset has been recognized by the Company for any future tax benefit to be provided from the loss & credit carry forwards since realization of any such benefit is not assured.

Net loss per share in fiscal year 2002 was $0.23, compared to a net loss per share in fiscal 2001 of $0.56 based on 11,310,000 weighted average shares outstanding.

Liquidity and Capital Resources

During fiscal 2003, the Company used $0.6 million of cash in operating activities, as compared to $1.0 million in fiscal 2002. The decrease is due in principal to the increase in accounts payable, partially offset by the increase in inventory, in fiscal 2003 compared to fiscal 2002.

In March 2000, the Company received approximately 375,000 shares of CNET common stock when CNET acquired mySimon, an Internet company. During fiscal 2000, TeleVideo sold approximately 335,000 shares of CNET stock, the aggregate proceeds of which were $10,953,000. During fiscal 2001, the Company sold approximately 8,000 shares of CNET stock for approximately $0.3 million.

In December 1998, the Company sold its 69,360 square foot headquarters building in San Jose, California, including land and improvements, to TVCA, LLC, a Delaware limited liability company ("TVCA") unaffiliated with TeleVideo, for $11.0 million. Consideration consisted of $8.25 million in cash and a $2.75 million promissory note. The note bears interest at 7.25% per annum. Principal and accrued interest are payable in equal monthly installments of $21,735 on the first day of each month through December 1, 2013, with the remaining principal due at that time.

The Company concurrently leased back this facility over a 15-year lease term expiring in December 2013. The land component has been recorded as an operating leaseback. The building component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. As a result of the sale for $11.0 million, a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.5 million, is being amortized over the 15-year lease life on the straight-line method. The deferred gain attributable to the building element, which approximates $4.5 million, is being amortized over the leased building asset life, which has been determined to be the 15-year lease term, on a straight-line method.

In December 2000, the Company entered into a lease agreement to sublease a portion of its main facility to a company unaffiliated with TeleVideo. The operating sublease provided that the sublessee pay taxes, maintenance, insurance and other occupancy expense applicable to the subleased premises.

The lease agreement expired on January 10, 2004 and was not renewed.

In December 2000, the Company borrowed approximately $282,000 from Salomon Smith Barney, a member of Citigroup, for working capital purposes. This loan was collateralized by 39,808 shares of the Company's CNET stock. In April 2001, due to a decrease in the CNET stock price, the Company was requested to pay off a portion of the loan and, consequently, sold approximately 8,000 of shares of CNET stock.

Because the CNET stock price decreased again that month, the Company was required to pay off another portion of this loan. The Company decided not to sell shares, and it borrowed approximately $0.2 million from Gemma Hwang, the spouse of the Company's CEO and majority shareholder, Dr. K.P. Hwang.

At the end of fiscal 2003, the Company had a working capital deficit of approximately $2.1 million, compared to a $0.3 million capital deficit recorded at the end of fiscal 2002, an increase of $1.8 million, or 648%.

In May 2001, the Company obtained a line of credit from Gemma Hwang ("Mrs. Hwang"), the spouse of the Company's CEO and majority stockholder, Dr. K. P. Hwang, in the amount of $3.5 million, including the previous loan of $0.2 million. The Company can borrow money under this line of credit when needed, in order to assure the continuity of the operations. The Company granted to Mrs. Hwang a security interest in the following described property as collateral for the line of credit:

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

Under this line of credit, which bears interest at prime plus one percent per annum, payable monthly, the Company received $0.3 million in June 2001, $0.5 million in July 2001, $0.5 million in September 2001, $0.5 million in December 2001, $0.5 million in April 2002, $0.5 million in October 2002, $0.5 million in April 2003 and $0.2 million in June 2003. In November 2001, the Company paid back approximately $0.5 million from this loan by giving its interest in Alpha Technology and the proceeds from the Koram investment. Starting in May 2003, the interest for this note began to be accrued, rather then paid, as agreed between the Company and Mrs. Hwang. As of October 31, 2003 the outstanding balance of this note was $3.3 million, including $0.1 million accrued interest and is payable on demand.

The Company believes that as of October 31, 2003, with respect to its current operations, the Company's cash balance of approximately $0.6 million at October 31, 2003, plus revenues from operations and other non-operating cash receipts, including rental income from the subleasing of a part of the headquarter space, notes receivable and the line of credit from Gemma Hwang, will be sufficient to meet the Company's working capital and capital expenditure needs for the next twelve months. However, revenues could decline below our expectations, resulting in an increase in the cash flow used in operating activities. As a result, we could be required, or could elect, to raise additional funds during that period. Additional capital may not be available at all, or may only be available on terms unfavorable to us. We have not entered into any off-balance sheet financing arrangements, we have not established any variable interest entities, we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets.

Factors that May Affect Future Results (Risk Factors)

Competitive Markets

The thin client and terminal markets are intensely competitive. The principal elements of competition are pricing, product quality and reliability, price/performance characteristics, compatibility, marketing and distribution capability, service and support, and reputation of the manufacturer. TeleVideo competes with a large number of manufacturers, most of which have significantly greater financial, marketing, and technological resources than TeleVideo. There can be no assurance that the Company will be able to compete effectively against these companies.

Product Development

The computer market is characterized by rapid technological change and product obsolescence, often resulting in short product life cycles and rapid price declines. The Company's operations will continue to depend primarily on its ability to continue to reduce costs through manufacturing efficiencies and price negotiation with suppliers, the continued market acceptance of its existing products, and its ability to develop and introduce new products. There can be no assurance that TeleVideo will successfully develop new products or that the new products it develops will be introduced in a timely manner and receive substantial market acceptance. There can also be no assurance that product transitions will be managed in such a way as to minimize inventory levels and obsolescence of discontinued products. The Company's operating results could be adversely affected if TeleVideo is unable to manage successfully all aspects of product transitions.

Single-sourced Products

The Company generally uses standard parts and components available from multiple suppliers. However, certain parts and components used in the Company's products are obtained from a single source. If, contrary to its expectations, the Company is unable to obtain sufficient quantities of any single-sourced components, the Company will experience delays in product shipments.

Reliance on Forecasts

The Company offers its products through various distribution channels. Changes in the financial condition of, or in the Company's relationship with, its distributors could cause actual operating results to vary from those expected. Also, the Company's customers generally order products on an as-needed basis. Therefore, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. The Company anticipates that the rate of new orders will vary significantly from month to month. The Company's manufacturing plans and expenditure levels are based primarily on sales forecasts. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially future quarters, would be adversely affected.

Factors that Could Affect Stock Price

The market price of TeleVideo's common stock could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, and market conditions in the computer technology industry, as well as general economic conditions and other factors external to the Company. In fiscal 2003, the highest price for TeleVideo shares of stock was $0.50, and the lowest price was $0.04.

Foreign Currency and Political Risk

The Company markets its products worldwide. In addition, a large portion of the Company's part and component manufacturing, along with key suppliers, are located outside the United States. Accordingly, the Company's future results could be adversely affected by a variety of factors, including fluctuation in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements, and natural disasters.

Investments in Affiliates

Investments in affiliates represent approximately 2% of the Company's total assets at October 31, 2003. As a result, the Company's success will be adversely affected if such companies fail to execute their business plans. If there is additional impairment in the carrying value of the affiliate investments, the Company will reduce the carrying value of such investments. During fiscal year 2003, the Company decreased the carrying value of its affiliate investments by approximately $1.1 million.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on the financial position or results of operations of the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for existing or new contracts for fiscal periods beginning after December 15, 2003. The Company believes that the adoption of SFAS 150 will not have a material impact on the financial position or results of operations of the Company.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. The recognition and measurement guidance is applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the EITF delayed the requirement to record impairment losses under EITF 03-01 until new guidance is issued. The adoption of this consensus caused the recognition of cost method impairment losses of investment in affiliates as reflected within the consolidated statement of operations for the years ended October 31, 2003, 2002 and 2001.

In March 2004, the FASB issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of earnings. The proposed Statement would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The recommended effective date of the proposed Statement for public companies is for all quarters beginning after June 15, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Critical Accounting Policies

Warranty

      We generally offer a one-year to three-year warranty on all of our products. We record a liability based on estimates of the costs that may be incurred under our warranty obligations and charge to cost of product revenues the amount of such costs at the time revenues are recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, our warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.

Revenue Recognition

In accordance with Security and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104 "Revenue recognition in financial statements," the Company recognizes revenue when products are shipped and all four of the following criteria are met: (i) persuasive evidence of arrangements exists; (ii) delivery has occurred; (iii) the Company's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company performs periodic evaluations of its customers' financial condition, maintains a reserve for potential credit losses, and adjusts the reserve periodically to reflect both actual and potential credit losses. In addition, such allowances provide for returns resulting from stock balancing agreements and price protection programs. Product warranties are based on the ongoing assessment of actual warranty expenses incurred.

Allowance for Doubtful Accounts

The Company makes ongoing assumptions relating to the collectibility of accounts receivable in the calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company make judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers historical level of credit losses. The Company's reserves historically have been adequate to cover actual credit losses. If actual credit losses were to be significantly greater than the reserves we have established, selling, general and administrative expenses would increase. Conversely, if actual credit losses were to be significantly less than reserves, selling, general and administrative expenses would decrease.

Deferred Taxes

The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A deferred tax valuation allowance is provided for deferred tax assets when it is determined that it is more likely than not that amounts will not be recovered.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard cost basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk for changes in interest rates, because its line of credit with Gemma Hwang has a variable interest rate, equal to the Wall Street Journal prime rate published at the beginning of each month, plus one percent. The Company may be able to renegotiate its agreement with Gemma Hwang, regarding the interest rate, as it happened in fiscal 2002, but the success of these negotiations cannot be assured. As of October 31, 2003, the balance of this note was $3.3 million and the interest rate was 5%.

The Company is subject to market risk for changes in CNET stock price. As of October 31, 2003, the Company has CNET stock evaluated at approximately $0.3 million, and, if the market price decrease, the Company can incur loses. In January 2004, the Company sold all its CNET shares of stock, and the proceeds from this sale were approximately $0.3 million.

The market risk for changes in the interest rate for the Company's investments is not significant because these investments are limited to highly liquid instruments with maturities of three months or less. At October 31, 2003, the Company had approximately $0.6 million classified as cash and cash equivalents.

 Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of TeleVideo, Inc.

We have audited the accompanying consolidated balance sheets of TeleVideo, Inc. as of October 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended October 31, 2003. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 9 to the consolidated financial statements, the Company did not maintain adequate accounting records needed in order to provide stock option financial statement disclosures that are required under accounting principles generally accepted in the United States of America. However, as a result of this departure from accounting principles generally accepted in the United States of America there was no impact on the October 31, 2003 and 2002 consolidated balance sheets or the related consolidated statements of operations, stockholders' equity (deficit) or cash flows for each of the three years in the period ended October 31, 2003.

In our opinion, except that the omission of the stock option information is an incomplete presentation of the financial statement disclosures as explained in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TeleVideo, Inc. at October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the years ended October 31, 2002 and 2001.

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
December 10, 2004

TELEVIDEO, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	October 31,
	2003	2002
		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$596	$898
Marketable securities	265	64
Accounts receivable, less allowance for doubtful accounts of $148 in 2003 and $54 in 2002	908	1,215
Inventories, net	3,696	1,625
Prepaids and other current assets	92	317
Notes receivable - current	90	84
Total current assets	5,647	4,203
Property, plant and equipment, net	4,366	4,831
Other assets	222	211
Investments in affiliates	236	1,381
Note receivable, less current portion	2,305	2,396
Total assets	$12,776	$13,022
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Related party note payable	3,217	2,517
Obligation under capital lease - current	407	372
Accounts payable	$2,607	$311
Accrued liabilities	307	161
Deferred gain on sale of land and building - current	538	538
Deferred rent liability - current	125	148
Total current liabilities	7,201	4,047
Deferred rent liability, less current portion	592	443
Obligation under capital lease, less current portion	4,419	4,826
Deferred gain on sale of land and building, less current portion	4,936	5,474
Total liabilities	17,148	14,790
Commitments and contingencies (Note 14)
Stockholders' deficit:
Preferred Stock, $0.01 par value Authorized - 3,000,000 shares Outstanding - None as of October 31, 2003 and 2002	-	-
Common stock, $0.01 par value; Authorized - 20,000,000 shares Outstanding - 11,309,772 shares at October 31, 2003 and 2002 (net of 120,000 treasury shares)	453	453
Additional paid-in capital	95,735	95,735
Accumulated other comprehensive (loss) income	179	(22)
Accumulated deficit	(100,739)	(97,934)
Total stockholders' deficit	(4,372)	(1,768)
Total liabilities and stockholders' deficit	$12,776	$13,022

The accompanying notes are an integral part of these consolidated financial statements.

TELEVIDEO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended October 31,
	2003	2002	2001
		As Restated	As Restated
Net sales	$8,635	$8,028	$6,816
Cost of sales	7,556	6,999	5,625
Gross profit	1,079	1,029	1,191
Operating expenses:
Sales and marketing	1,614	1,336	2,240
Research and development	748	597	847
General and administration	1,582	1,763	1,152
Total operating expenses	3,944	3,696	4,239
Loss from operations	(2,865)	(2,667)	(3,048)
Equity in loss of affiliates	(914)	(907)	(929)
Impairment losses on investment in affiliates	(231)	(194)	(3,780)
Gain on sale of marketable securities	-	-	264
Realized gain on sale-leaseback	538	538	506
Interest expenses	(335)	(318)	(242)
Rental income	973	999	912
Other income (expenses), net	29	(11)	(14)
Net loss	$(2,805)	$(2,560)	$(6,331)
Net loss per share, basic and diluted	$(0.25)	$(0.23)	$(0.56)
Shares used in computing:
Basic net loss per share	11,310	11,310	11,310
Diluted net loss per share	11,310	11,310	11,310

The accompanying notes are an integral part of these consolidated financial statements.

TELEVIDEO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Three Years Ended October 31, 2003 (in thousands)

	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Comprehensive Loss
	Shares	Amount
Balances, October 31, 2000	11,310	$ 454	$ 95,734	$ 1,153	$ (89,025)	$ 8,316
Balances, October 31, 2000 (as restated)	11,310	453	95,735	1,154	(89,043)	8,299
Net loss					(6,331)	(6,331)	(6,331)
Unrealized (loss) on marketable securities				(1,074)		(1,074)	(1,074)
Balances, October 31, 2001 (as restated)	11,310	453	95,735	80	(95,374)	894	(7,405)
Net loss					(2,560)	(2,560)	(2,560)
Unrealized (loss) on marketable securities				(102)		(102)	(102)
Balances, October 31, 2002 (as restated)	11,310	453	95,735	(22)	(97,934)	(1,768)	(2,662)
Net loss					(2,805)	(2,805)	(2,805)
Unrealized gain on marketable securities				201		201	201
Balances, October 31, 2003	11,310	$ 453	$ 95,735	$ 179	$ (100,739)	$ (4,372)	$ (2,604)

The accompanying notes are an integral part of these consolidated financial statements.

TELEVIDEO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2003	2002	2001
		As Restated	As Restated
Cash flows from operating activities:
Net loss	$ (2,805)	$ (2,560)	$ (6,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	470	473	478
Loss on disposal of investment in affiliates	-	-	86
Loss on disposal of equipment	-	-	32
Impairment of investments in affiliates	1,145	1,101	4,709
Changes in operating assets and liabilities:
Accounts receivable	307	327	(28)
Prepaids and other current assets	225	(287)	124
Inventories	(2,071)	1,170	(1,531)
Notes receivable	85	78	680
Accounts payable	2,297	(575)	186
Accrued liabilities	146	(287)	(687)
Deferred rent	126	148	148
Deferred gain	(538)	(538)	(538)
Other assets	(10)	-	(211)
Net cash used in operating activities	(623)	(950)	(2,883)
Cash flows from investing activities:
Purchase of property and equipment	(7)	(140)	(16)
Proceeds from investments in affiliates	-	-	1,280
Proceeds from sales of marketable securities	-	-	25
Additional investments in affiliates	-	-	(2,000)
Net cash provided by investing activities	(7)	(140)	(711)
Cash flows from financing activities:
Proceeds from issuance of note payable	700	1,500	1,782
Payments on capital lease obligations	(372)	(318)	(296)
Payments on notes payable	-	(64)	(282)
Net cash provided by financing activities	328	1,118	1,204
Net (decrease) increase in cash and cash equivalents	(302)	28	(2,390)
Cash and cash equivalents at the beginning of the year	898	870	3,260
Cash and cash equivalents at the end of the year	$ 596	$ 898	$ 870
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 433	$ 509	$ 452
Transfer of investment in affiliate as payment on note payable	$ -	$ 418	$ -

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

 The Company

Founded in 1975, TeleVideo, Inc. ("Televideo" or "the Company") is a market leader providing innovative high performance terminal and network computer products to the business and consumer markets. The Company markets its products worldwide primarily through distributors, value-added resellers ("VARs"), systems integrators, and original equipment manufacturers ("OEMs").

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, after elimination of inter-company accounts and transactions.

 Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions to be cash equivalents. We place substantially all of our cash and cash equivalents in interest bearing demand deposit accounts with two financial institutions.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentration of risk, consist principally of trade and other receivables. In the ordinary course of business trade receivables are with a large number of customers, dispersed across a wide North American geographic base. We extend credit to our customers in the ordinary course of business and periodically review the credit levels extended to customers, estimate the collectibility and create an allowance for doubtful accounts, as needed. We do not require cash collateral or other security to support customer receivable. Provision is made for estimated losses on uncollectible accounts.

 Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard cost basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs.

	October 31, (in thousands)
	2003	2002 As Restated
Purchased parts and subassemblies	$646	$502
Work-in-process	790	428
Finished goods	2,260	695
	$3,696	$1,625

Due to the high level of competition on the market for auto safety device products, the Company was unable to sell its stock of these products of approximately $0.9 million. Consequently, the entire inventory of auto safety device products was marked as obsolete and $0.4 million and $0.5 million were written off during fiscal years 2003 and 2002, respectively.

 Marketable Securities

Investments in marketable equity and debt securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are securities not classified as either trading or held-to-maturity. Securities available-for-sale are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) in stockholders' equity. Premiums and discounts are included in interest income over the period to maturity using the interest method. Gains and losses on sales are determined using the specific identification method.

 Property, Plant and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets using straight-line method. Leasehold improvements and property under capital lease are amortized over the shorter of the lease term or economic life of the asset. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from the accounts and any related gain or loss is reflected in the statement of operations. Repairs and maintenance are expensed as incurred. The lives of the Company's assets are as follows:

Production equipment	5-10 years
Office furniture	5-10 years
Leased properties under capital lease	15 years

Property, plant and equipment consist of the following (in thousands):

	October 31,
	2003	2002
Tooling	$ 94	$ 94
Transportation equipment	105	105
Office furniture and computer equipment	42	37
Other	14	14
Leased property under capital lease	6,270	6,270
Total	6,525	6,520
Less accumulated depreciation and amortization	(2,159)	(1,689)
Net	$ 4,366	$ 4,831

Depreciation and amortization expense was $470,000, $473,000 and $478,000 for the years ended October 31, 2003, 2002 and 2001, respectively.

Property and equipment includes $6,270,000 of land and building under capital lease at October 31, 2003, 2002 and 2001. Accumulated amortization of assets under capital lease totaled $2,020,000, $1,602,000 and $1,184,000 at October 31, 2003, 2002 and 2001, respectively.

Investments in Affiliates

Investments in affiliated companies of which the Company owns 20% or more are accounted for using the equity method. Accordingly, consolidated net loss includes the Company's share of the net losses of those companies. Investments in affiliated companies of which the Company owns less than 20% are carried at cost. The Company makes periodic evaluations of the recoverability of its investments in affiliates based upon internal and external events affecting the expected realization of the Company's investment.

 Revenue Recognition

In accordance with Security and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104 "Revenue Recognition", the Company recognizes revenue when products are shipped and all four of the following criteria are met: (i) persuasive evidence of arrangements exists; (ii) delivery has occurred; (iii) the Company's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company performs periodic evaluations of its customers' financial condition, maintains a reserve for potential credit losses, and adjusts the reserve periodically to reflect both actual and potential credit losses. In addition, such allowances provide for returns resulting from stock balancing agreements and price protection programs. Product warranties are based on the ongoing assessment of actual warranty expenses incurred.

Allowance for Doubtful Accounts

The Company makes ongoing assumptions relating to the collectibility of accounts receivable in the calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers historical levels of credit losses. The Company's reserves historically have been adequate to cover actual credit losses. If actual credit losses were to be significantly greater than the reserves we have established, selling, general and administrative expenses would increase. Conversely, if actual credit losses were to be significantly less than reserves, selling, general and administrative expenses would decrease.

 Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $0.1 million in fiscal 2003 and approximately $0.1 and $0.3 million in fiscal years 2002 and 2001, respectively.

 Research and Development Costs

Costs incurred for the development and enhancement of new products and services are charged to expense as incurred.

 Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A deferred tax valuation allowance is provided for deferred tax assets when it is determined that it is more likely than not that amounts will not be recovered.

 Stock-based Compensation

The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee" (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), subsequently amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to account for stock-based awards issued to its employees. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company did not maintain adequate supporting documentation necessary in order to provide stock option financial statement disclosures required under accounting principles generally accepted in the United Stated of America, including SFAS 123 and 148. See Note 9 for more information regarding stock options.

Segment Reporting

The Company's business is conducted in a single operating segment. The Company's Chief Executive Officer reviews a single set of financial data that encompasses the Company's entire operations for purposes of making operating decisions and assessing performance.

 Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share should reflect potential dilution from outstanding stock options using the treasury stock method. However, as stated in Note 9, the Company did not maintain accounting records needed to provide such information.

 Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Based upon borrowing rates currently available to the Company for loans and capital leases with similar terms, the carrying value of its debt and capital lease obligations approximate fair value.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has sustained recurring losses from operations and used cash in operations for each of the three years ended October 31, 2003, 2002 and 2001 and had an accumulated deficit of $100,739,000 and $97,934,000 as of October 31, 2003 and 2002, respectively. As of October 31, 2003, the Company has a working capital deficit of approximately $2.1 million and a stockholders' deficit of approximately $4.4 million. During 2003 and 2002, the Company has relied on financial support from its related party.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. In order for operations to continue, the Company may need to reduce operating expenses or raise additional capital through debt or equity financing. The ultimate success of the Company will depend on increasing revenues and generating income from operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Warranty

The warranty periods for the Company's products are generally between one and three years from date of shipment. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.

Changes in the Company's product warranty liability during the years ended October 31, 2003 and 2002 are as follows (in thousands):

Balance at October 31, 2001	$54
Warranties accrued	48
Warranties settled	(53)
Balance at October 31, 2002	49
Warranties accrued	56
Warranties settled	(48)
Balance at October 31, 2003	$57

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on the financial position or results of operations of the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for existing or new contracts for fiscal periods beginning after December 15, 2003. The Company believes that the adoption of SFAS 150 will not have a material impact on the financial position or results of operations of the Company.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. The recognition and measurement guidance is applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the EITF delayed the requirement to record impairment losses under EITF 03-01 until new guidance is issued. The adoption of this consensus caused the recognition of cost method impairment losses of investment in affiliates as reflected within the consolidated statement of operations for the years ended October 31, 2003, 2002 and 2001.

In March 2004, the FASB issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of earnings. The proposed Statement would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The recommended effective date of the proposed Statement for public companies is for all quarters beginning after June 15, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Note 2. Restatement of the Financial Statements and Basis of Presentation

The Company has restated its consolidated financial statements for the fiscal years ended October 31, 2001 and 2002 and for the quarters ended January 31, 2001 through July 31, 2003. All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements. Accordingly, the consolidated financial statements for those fiscal periods described above that have been included in the Company's previous filings with the Securities and Exchange Commission or included in previous announcements should not be relied upon. For information regarding the quarterly restatements for the quarters ended between January 31, 2001 and July 31, 2003, see Note 15 - Supplementary Quarterly Data.

Restatement of Financial Statements

The net effect of all of the restatement adjustments is to decrease the Company's net loss by $133,000 in fiscal year 2001 and by $74,000 in fiscal year 2002. The Company's consolidated statements of cash flows have been restated to reflect the reclassification of changes in assets and liabilities during the period as discussed above.

A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	For the years ended October 31,
	2002		2001
	As Reported	Restated	As Reported	Restated
Consolidated Statement of Operations Data
Net sales	$ 8,204	$ 8,028	$ 6,936	$ 6,816
Gross profit	1,136	1,029	723	1,191
Loss from operations	(2,915)	(2,667)	(3,544)	(3,048)
Net loss	(2,634)	(2,560)	(6,464)	(6,331)
Net loss per share, basic and diluted	$ (0.23)	$ (0.23)	$ (0.57)	$ (0.56)

	As of October 31,
	2002
	As Reported	Restated
Consolidated Balance Sheet Data
Accounts receivable, net	$ 1,558	$ 1,215
Inventory, net	1,420	1,625
Prepaids and other current assets	244	317
Property, plant and equipment, net	4,852	4,831
Other assets	-	211
Accounts payable	416	311
Accrued liabilities	707	161
Deferred rent	-	591
Accumulated deficit	$ (98,123)	$ (97,934)

Sales and Cost Of Sales

The Company discovered that certain shipments of evaluation and replacement units, where a right of return existed, were recognized as revenue (sales), rather than temporary transfers of inventory. Consequently, the amount of the net revenue and the timing of the revenue originally recorded required adjustment. These adjustments caused the pre-tax loss to increase by $176,000 in fiscal year 2002 and $120,000 in fiscal year 2001.

The effect of the revenue adjustments on pre-tax loss was partially offset by the adjustments of the cost of good sold for these shipments. These adjustments caused the pre-tax loss to decrease by $61,000 in fiscal 2002 and $59,000 in fiscal 2001.

Expenses

Reviewing the previously filed consolidated financial statements, the Company identified several accrued liability items for which it concluded that the amount of the liability, the timing of the liability recognition, or the timing of the release of the liability could not presently be substantiated or was in error and should be adjusted. In summary, the effects of the adjustments are:

During the 1999-2000 period, the Company accrued a liability for legal contingencies in the amount of $200,000 to cover potential legal liabilities resulting from open and possible lawsuits existing at that time. After reviewing the basis for these accruals, it was determined that the risk for these liabilities no longer existed as of November 1, 2000. Consequently, the legal contingency accrual of approximately $190,000 was written off and the effect of this adjustment was to decrease the accumulated deficit as of November 1, 2000 by $190,000;

The Company identified that it had not been accounting for its lease expenses, starting on January 1999, on a straight-line basis in accordance with Financial Accounting Standards Board ("FASB") Technical Bulletin ("FTB") 85-3. As a result, the Company adjusted its lease expense and the related deferred lease liability. The deferred rent adjustment increased the net loss by $148,000 for fiscal years 2002 and 2001, respectively, and increased the accumulated deficit at November 1, 2000 by $296,000;

After introducing the new TeleClient line of products in 1998, on the sales agreements signed with some of our top vendors, the Company committed to participate in cooperative advertising programs, if certain criteria regarding sales performance and the content of advertising programs were met. After reviewing the sales agreements with existing customers, the Company concluded that the cooperative advertising accrual balance of $252,000 was no longer necessary at January 31, 2002 because all these contracts were either expired or renegotiated and the clause regarding cooperative advertising programs was excluded from the new contracts. Consequently, the entire balance of this account was written off in the first quarter of fiscal 2002, and the effect of this adjustment was to decrease the net loss for the fiscal 2002 by $252,000;

There were also certain adjustments and reclassifications of expenses with little or no effect on the net loss for the restated years.

Note 3. Marketable Securities

The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities held at October 31 for the previous three years are summarized as follows (in thousands):

Available for Sale	Amortized	Gross	Gross	Fair
Equity Securities	Cost	Unrealized Gains	Unrealized Loss	Market Value
October 31, 2001	$ 80	$ 80	$ -	$ 160
October 31, 2002	86	-	22	64
October 31, 2003	$ 86	$ 179	$ -	$ 265

No sales of these securities were made during fiscal years 2002 or 2003. All marketable securities are corporate securities with no stated maturity.

Note 4. Investments in Affiliates

 Equity Method

Koram Inc.

In February 1998, the Company purchased a 50% interest in Koram, Inc, a Korean restaurant venture. During 2000, the Company decided to discontinue its participation in this joint venture. The Company's venture partner agreed to transfer the funds for our participation into the TeleVideo account when the exchange rate Korean Won and US Dollar would be the most advantageous.

In November 2001, the Company decided to pay back a portion of the loan from Gemma Hwang, spouse of the Company's CEO, with the funds deposited in Korea, which were in a total amount of approximately $0.1 million.

 K&T Telecom, Inc.

In July 2000, TeleVideo purchased an aggregate of 9,608 shares of common stock, or a 49% ownership interest, in K&T Telecom, Inc. for $0.6 million in cash. K&T Telecom, Inc., a privately held Korean corporation, is a manufacturer of telecommunication and electronics devices, including a hands-free accessory and collision sensors.

During the second quarter of the fiscal 2003, K&T Telecom filed for bankruptcy and, consequently, the entire book value of approximately $0.2 million was written off.

 Alpha Technology, Inc.

In August 2000, the Company purchased, for $0.7 million in cash, an aggregate of 9,608 shares of common stock of Alpha Technology, Inc. Alpha Technology, Inc. was a Korean company that manufactured electronic and car accessories, including two-way car alarm systems. The Company's investment in Alpha Technology, Inc. represented a 49% interest in this privately held corporation.

In November 2001, the Company sold its interest in Alpha Technology to Gemma Hwang. In exchange for the 9,608 shares of Alpha Technology, approximately $0.4 million (the value of transaction and the book value of Alpha Technology investment as of July 31, 2001) was deducted from the note payable owed by the Company to Gemma Hwang.

 Ningbo China

In October 2000, the Company acquired a 10% ownership interest in Televideo (China) Co., Ltd. ("Ningbo"), a manufacturer of computer terminals and monitors, through a $1.0 million investment. In December 2000, TeleVideo acquired an additional 20% ownership interest in Ningbo for $2.0 million. In that same month, the Company changed its method of accounting for this investment from the cost method to the equity method.

During the second quarter of 2003, Ningbo definitively stopped all its operations and closed all of its facilities. After all attempts to recover the money from this investment failed, the Company decided to write off its entire balance. Consequently, the entire balance of this investment was written off as of July 31, 2003.

 Cost Method

 mySimon, Inc.

In September 1998, the Company invested $1.0 million in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock.

In February 2000, CNET Networks, Inc. (formerly, CNET, Inc.) completed the acquisition of mySimon, Inc. As a result of this acquisition, the Company received 375,108 shares of common stock of CNET Networks, Inc. ("CNET") in exchange for 100% of its interest in mySimon, Inc. In connection with this transaction, the Company adjusted its balance sheet to reflect the conversion to a marketable security.

 Biomax Co., Ltd.

On May 12, 2000, the Company purchased, for a cash investment of approximately $0.9 million, an aggregate of 45,000 ordinary shares of Biomax Co., Ltd. ("Biomax"). Biomax was a startup company, with its principal offices located in Seoul, Korea, engaged in developing an herbal product to help lower cholesterol levels in humans. Its existing technology was developed by and obtained from the Korea Research Institute of Bioscience and Biotechnology. The Company's investment in Biomax represents a 15% interest in this privately held corporation. The fair market value of this investment was estimated at approximately $0.1 million as of October 31, 2003.

Xeline (Keyin) Telecom Co., Ltd.

On May 12, 2000, the Company purchased for approximately $2.5 million an aggregate of 15,278 ordinary shares of Xeline (Keyin) Telecom Co. Ltd. ("Xeline"). Xeline is a private company located in Seoul, Korea, that is engaged in developing power line technology for electricity transportation. The Company's investment in Xeline represents a 5.75% interest in this corporation. The market value of this investment was estimated at approximately $0.2 million at October 31, 2003.

MultiMedia SOC, Inc. (formerly referred to as Synertek, Inc.)

In June 2000, the Company purchased for $1.0 million in cash an aggregate of 285,714 shares of common stock of MultiMedia SOC, Inc., a Nevada corporation, representing an 8% interest in this company. MultiMedia SOC, Inc. manufactures and sells handheld digital multimedia and communications appliances.

During the fiscal year ended in 2003, MultiMedia SOC, Inc. has signed a termsheet for a substantial investment by a third party. The amount of the investment, the terms, and the implied valuation of MultiMedia SOC, Inc. were confidential.

Because the investment was not consummated, MultiMedia SOC, Inc. was dissolved, and, consequently, the entire balance of approximately $0.2 million was written off as of July 31, 2003.

 Summaries of the changes in the Company's investments in affiliates are follows (in thousands):

	Equity Method				Cost Method
	K&T	Alpha	Ningbo	Subtotal	Biomax	Keyin	MMSOC	Subtotal	Total
Balances, Oct. 31, 2001 (as restated)	$ 274	$ 418	$ 1,547	$ 2,239	$ 153	$ 296	$ 212	$ 661	$ 2,900
Impairment losses on securities	-	-	-	-	(48)	(88)	(58)	(194)	(194)
Equity in earnings (loss) in affiliates	(65)	-	(842)	(907)	-	-	-	-	(907)
Withdraws from investments	-	(418)	-	(418)	-	-	-	-	(418)
Balances, Oct. 31, 2002 (as restated)	209	-	705	914	105	208	154	467	1,381
Impairment losses on securities	-	-	-	-	(33)	(44)	(154)	(231)	(231)
Equity in earnings (loss) in affiliates	(209)	-	(705)	(914)	-	-	-	-	(914)
Balances, Oct. 31, 2003	$ -	$ -	$ -	$ -	$ 72	$ 164	$ -	$ 236	$ 236

Note 5. Valuation and Qualifying Accounts

The Company's reserves for doubtful accounts receivable, inventory obsolescence and deferred tax assets consist of the following (in thousands):

	Balance at Beginning of Period	(Credited) to Costs & Expenses	Deductions	Balance at the End of Period
YEAR ENDED OCTOBER 31, 2001 (as restated):
Allowance for doubtful accounts	$ 145	$ -	$ (54)	$ 91
Reserve for inventory obsolescence	481	235	-	716
Reserve for deferred taxes	36,519	-	(5,615)	30,904
YEAR ENDED OCTOBER 31, 2002 (as restated):
Allowance for doubtful accounts	91	-	(37)	54
Reserve for inventory obsolescence	716	44	-	760
Reserve for deferred taxes	30,904	798	-	31,702
YEAR ENDED OCTOBER 31, 2003:
Allowance for doubtful accounts	54	94	-	148
Reserve for inventory obsolescence	760	-	(578)	182
Reserve for deferred taxes	$ 31,702	$ 975	$ -	$ 32,677

Note 6. Accrued Liabilities

Accrued liabilities consist of the following at October 31, (in thousands):
	2003	2002 As Restated
Employee compensation and benefits	$ 130	$ 107
Warranty	57	49
Interest on note payable	82	-
Other	38	5
	$ 307	$ 161

Note 7. Line of Credit Agreements

In May 2001, the Company obtained a line of credit payable on demand from Gemma Hwang ("Mrs. Hwang"), the spouse of the Company's CEO and majority stockholder, Dr. K. P. Hwang, in the amount of $3.5 million. The Company can borrow money under this line of credit when needed in order to assure the continuity of the operations. The Company granted to Mrs. Hwang a security interest in the following described property as collateral for the line of credit:

  15,278 shares of the common stock of Xeline (Keyin Telecom);
  45,000 shares of the common stock of Biomax;
  285,714 shares of the common stock of Synertech;
  30% from the TeleVideo Ningbo China equity;
  any and all intellectual property of TeleVideo, including but not limited to patents, hardware and software engineering documents;
  any and all trademarks, trade names and intangible assets of TeleVideo.

Under this line of credit, which bears interest at prime plus one percent per annum, payable monthly, the Company received $0.3 million in June 2001, $0.5 million in July 2001, $0.5 million in September 2001, $0.5 million in December 2001, $0.5 million in April 2002, $0.5 million in October 2002, $0.5 million in April 2003 and $0.2 million in June 2003. In November 2001, the Company paid back approximately $0.5 million from this loan by giving its interest in Alpha Technology and the proceeds from the Koram investment. Starting in May 2003, the interest for this note began to be accrued, rather then paid, as agreed between the Company and Mrs. Hwang. As of October 31, 2003 and 2002 the outstanding balance of this note was $3.3 million and $2.5 million, respectively. The accrued interest as of October 31, 2003 was in amount of $0.1 million, and the interest rate was 5%.

Note 8. Sale and Leaseback of Building

In December 1998, the Company sold its main facility (land and building) for approximately $11.0 million and concurrently leased back this facility over a 15-year lease term expiring in December 2013. The land component has been recorded as an operating lease. The building component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. As a result of the sale for $11.0 million (which includes a $2.75 million promissory note), a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.5 million, is being amortized over the 15-year lease life on a straight-line method. The deferred gain attributable to the building element, which approximates $4.5 million, is being amortized over leased building asset life, which has been determined to be the 15-year lease term, on a straight-line method. The aggregate monthly lease payments are $109,000 as of October 31, 2003. These payments escalate to $126,000 through 2013.

The Company amortized $0.5 million of the deferred gain from the sale of the land and building in fiscal years 2003, 2002 and 2001, respectively.

The Company's obligations under this capital leases agreement expire in 2013. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Effective interest rate on this lease is 7.25%. The assets are amortized on a straight-line basis over the lesser of the related lease terms. Amortization of assets under capital leases is combined with depreciation expense.

Minimum future lease payments under capital lease for the fiscal year ended October 31, 2003 are as follows (in thousands):
Year ending October 31,	Capital Lease
2004	$743
2005	743
2006	774
2007	780
2008	780
Thereafter	2,796
Total minimum lease payments	6,616
Less amount representing interest	1,790
Present value of minimum lease payments	4,826
Less current portion	407
Total capital lease obligations, less current portion	$4,419

Minimum future lease payments under operating lease for the fiscal year ended October 31, 2003 are as follows: (in thousands)

Year ending October 31,	Operating Lease
2004	$589
2005	568
2006	584
2007	589
2008	589
Thereafter	4,763
Total minimum lease payments	$7,682

The $2.75 million note receivable bears interest at 7.25% per annum. Principal and accrued interest is payable in equal monthly installments of $21,735 each on the first day of each month, which the Company began receiving on January 1, 1999. If not earlier paid in full, unpaid principal and accrued interest shall be due and payable to the Company on December 1, 2013. Rent expense recognized under the operating lease was $682,000 for the fiscal years ended October 31, 2003, 2002 and 2001, respectively.

The Company identified that it had not been accounting for its lease expenses, starting on January 1999, on a straight-line basis in accordance with Financial Accounting Standards Board ("FASB") Technical Bulletin ("FTB") 85-3. As a result, the Company adjusted its lease expense and the related deferred lease liability. The deferred rent adjustment increased the net loss by $148,000 for fiscal years 2002 and 2001, respectively, and increased the accumulated deficit at November 1, 2000 by $296,000.

In December 2000, the Company subleased a part of its headquarters space. The leasing agreement was for a period of three years, beginning January 2001 with a monthly rent amount of $81,250. The Company recorded rental income in amount of approximately $1.0 million in each of the three years of the contract. The lease agreement expired on January 10, 2004 and was not renewed.

Note 9. Capital Stock

Preferred Stock

The Company has 3,000,000 authorized shares of preferred stock. No preferred stock has been issued to date.

Stock Option Plans

The Company has one stock option plan, the 1991 ISO Plan ("1991 ISO Plan") that provides for the granting of incentive options to employees, including officers, for up to 4,000,000 shares. The outstanding options have a term of ten years when issued and vest over five years. The exercise price of each option equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for any grants under the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been different than that reported on the consolidated statements of operations. The Company did not maintain adequate accounting records needed to provide stock options financial statements disclosure required under accounting principles generally accepted in the United States of America, including SFAS 123 and 148 and therefore these required disclosures have not been included in these consolidated financial statements. See Item 9A Controls and Procedures for more information regarding stock options disclosure.

Note 10. Income Taxes

At October 31, 2003, the Company had net operating loss carryforwards of approximately $95.8 million for federal income tax and approximately $17.6 million for state income tax reporting purposes. The federal net operating loss carryforwards expire through fiscal 2023 and the state net operating loss carryforwards expire through fiscal 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards to be used in any given year upon occurrence of certain events, including significant changes in ownership interests.

For federal and state tax purposes, at October 31, 2003 and 2002, the Company had net deferred tax assets of approximately $32,677,000 and $31,702,000, respectively, which were fully offset by valuation allowances. These net deferred tax assets principally arise due to our net operating loss carryforwards.

The following is a reconciliation of expected tax expense (benefit) to actual for each of the years ended October 31 (in thousands):

	2003	2002 As Restated	2001 As Restated
Book income (loss)	$(2,805)	$(2,560)	$(6,331)
Expected tax expenses (benefit)	(840)	(894)	(2,906)
Effect of change in valuation allowance (net)	840	894	2,906
Actual tax benefit (liability)	$-	$-	$-

Note 11. Concentrations and Geographic Information

The Company, which operates in a single operating segment, designs, produces, and markets high performance thin client network devices and terminals designed for office and home automation both domestically and internationally. The Company maintains all assets in the United States of America.

TeleVideo had export sales (primarily to Europe, Asia and Latin America) of approximately $1.1 million in fiscal 2003 (representing 13% of total net sales), $1.2 million in fiscal 2002 (15% of total sales) and $1.5 million in fiscal 2001 (21% of total net sales). The Company also appointed in fiscal 2003 an agent in the United Kingdom.

For the fiscal year ended October 31, 2003, one customer represented 11% of total net revenue. For the fiscal years 2002 and 2001, no single customer accounted for 10% or more of total net sales.

The Company's sales are represented in principal by two main products, thin clients and terminals. Below is the structure of sales of these products for each of the three years ended October 31, (in thousands):
Product	2003	2002	2001
ThinClient	$6,275	$5,565	$3,138
Terminals	2,209	2,328	3,278
Others	151	135	400
Total	$8,635	$8,028	$6,816

Note 12. Other Events

On November 26, 2002, the Company announced that it has signed a definitive agreement for the merger of Homebound Acquisition, Inc., a Delaware corporation controlled by Dr. K. Philip Hwang, Registrant's Chief Executive Officer, Chairman of the Board of Directors and majority shareholder, with and into the Company, resulting in a going private transaction. Under the terms of the merger, Homebound Acquisition, Inc. would pay approximately $280,000 for all the outstanding shares of the Company's common stock (other than those shares beneficially owned by Dr. K. Philip Hwang and treasury shares). Each such share will receive approximately $0.0675 in cash, without interest. Following the merger, TeleVideo would no longer be publicly traded and would continue operations as a privately held corporation. The merger and the merger agreement have been approved by a special independent committee and the full Board of Directors of the Company and were subject to the approval of the stockholders and other closing conditions. An 8-K form regarding this transaction was filed with the SEC on November 26, 2002.

On August 29, 2003, the Company filed with the SEC an 8-K form announcing that its board of directors terminated the merger agreement, dated as of November 26, 2002 by and between Homebound Acquisition, Inc., a Delaware corporation, and TeleVideo, Inc.

Note 13. Related Party Transactions

TeleMann Sublease

Starting in 1999 Global Telemann Systems, Inc. ("GTS"), a privately held start up company, sub-leased a portion of the building located at 2345 Harris Way from TeleVideo. From January 2001, TeleMann was unable to pay the monthly rental obligations under the lease agreement. The Company's CEO, Dr. K. Philip Hwang, is a 5% shareholder of TeleMann, Inc., a subsidiary of GTS.

Additionally, the Company has entered into a line of credit agreement with a related party. See Note 7 for more information regarding this transaction.

Note 14.  Commitments and Contingencies

The Company has been named as a defendant in a lawsuit filed in the normal course of its business.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from this matter will not have a material effect on the financial statements of the Company. In November 2004, the lawsuit was settled in the Company's favor.

Note 15.  Supplementary Quarterly Data (unaudited)

The Company has restated its consolidated financial statements for the fiscal years ended October 31, 2001 and 2002 and for the quarters ended January 31, 2001 through July 31, 2003. The details of the restatement are outlined in Note 2 - Restatement of the Financial Statements and Basis of Presentation.

	Quarter ended
	October 31, 2003	July 31, 2003		April 30, 2003		January 31, 2003
		As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands, except for per share data)
Net sales	$ 2,937	$ 2,330	$ 2,254	$ 1,890	$ 1,845	$ 1,721	$ 1,599
Cost of sales	2,545	2,224	2,189	1,581	1,552	1,363	1,270
Gross profit	392	106	65	309	293	358	329
Operating expenses:
Sales and marketing	481	396	396	389	393	349	344
Research and development	193	172	172	254	254	129	129
General and administration	333	396	425	346	377	397	447
Total operating expenses	1,007	964	993	989	1,024	875	920
Loss from operations	(615)	(858)	(928)	(680)	(731)	(517)	(591)
Rental income	232	244	244	244	244	253	253
Equity in loss of affiliates	-	(393)	(393)	(521)	(521)	-	-
Impairment loss on investment in affiliates	(25)	(138)	(138)	(68)	(68)	-	-
Interest expenses, net	(88)	(86)	(86)	(81)	(80)	(81)	(81)
Other expenses, net	159	128	83	167	171	141	154
Net loss	$ (337)	$ (1,103)	$ (1,218)	$ (939)	$ (985)	$ (204)	$ (265)
Net loss/share, basic and diluted	$ (0.03)	$ (0.10)	$ (0.11)	$ (0.08)	$ (0.09)	$ (0.02)	$ (0.02)
Weighted shares outstanding	11,310	11,310	11,310	11,310	11,310	11,310	11,310

	Quarter ended
	October 31, 2002		July 31, 2002		April 30, 2002		January 31, 2002
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands, except for per share data)
Net sales	$ 2,447	$ 2,691	$ 2,057	$ 1,954	$ 2,190	$ 2,107	$ 1,510	$ 1,276
Cost of sales	2,570	3,047	1,683	1,334	1,669	1,803	1,146	815
Gross profit (loss)	(123)	(356)	374	620	521	304	364	461
Operating expenses:
Sales and marketing	357	93	425	398	429	390	377	455
Research and development	122	133	155	151	186	183	132	130
General and administration	589	375	398	447	483	506	398	435
Total operating expenses	1,068	601	978	996	1,098	1,079	907	1,020
Loss from operations	(1,191)	(957)	(604)	(376)	(577)	(775)	(543)	(559)
Rental income	272	168	272	272	287	287	272	272
Equity in loss of affiliates	(734)	(767)	(60)	(60)	(65)	(65)	(15)	(15)
Impairment loss on investment in affiliates	(42)	(48)	(88)	(88)	(41)	(41)	(17)	(17)
Interest expenses, net	(80)	(81)	(81)	(77)	(81)	(84)	(76)	(76)
Other income (expenses), net	111	444	158	(126)	143	110	147	99
Net loss	$ (1,665)	$ (1,241)	$ (403)	$ (455)	$ (334)	$ (568)	$ (232)	$ (296)
Net loss/share, basic and diluted	$ (0.15)	$ (0.11)	$ (0.04)	$ (0.04)	$ (0.03)	$ (0.05)	$ (0.02)	$ (0.03)
Weighted shares outstanding	11,310	11,310	11,310	11,310	11,310	11,310	11,310	11,310

	Quarter ended
	October 31, 2001		July 31, 2001		April 30, 2001		January 31, 2001
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands, except for per share data)
Net sales	$ 2,313	$ 2,385	$ 1,644	$ 1,609	$ 1,441	$ 1,375	$ 1,538	$ 1,447
Cost of sales	1,953	1,477	1,320	1,437	1,522	1,571	1,418	1,140
Gross profit (loss)	360	908	324	172	(81)	(196)	120	307
Operating expenses:
Sales and marketing	119	739	388	384	844	674	569	443
Research and engineering	135	(177)	182	192	307	477	223	355
General and administration	96	(319)	536	564	540	576	328	331
Total operating expenses	350	243	1,106	1,140	1,691	1,727	1,120	1,129
Income (loss) from operations	10	665	(782)	(968)	(1,772)	(1,923)	(1,000)	(822)
Rental income	272	273	272	272	264	264	133	103
Gain from sale of CNET stock	25	24	-	-	74	74	166	166
Equity in loss of affiliates	(45)	55	(203)	(203)	(729)	(729)	-	-
Impairment loss on investment in affiliates	27	-	(778)	(778)	(3,053)	(3,053)	-	-
Interest income (expenses), net	(581)	(388)	42	40	45	45	64	63
Other income (expenses), net	689	(261)	116	143	133	123	147	484
Net income (loss)	$ 397	$ 368	$ (1,333)	$ (1,494)	$ (5,038)	$ (5,199)	$ (490)	$ (6)
Net income (loss)/share, basic and diluted	$ 0.04	$ 0.03	$ (0.12)	$ (0.13)	$ (0.45)	$ (0.46)	$ (0.04)	$ (0.00)
Weighted shares outstanding	11,310	11,310	11,307	11,307	11,307	11,307	11,307	11,307

Note 16.  Subsequent Events

Note Payable

In November 2003, Gemma Hwang agreed to increase the maximum credit amount for the note payable from $3.5 million to $4.0 million, all other conditions remaining the same. Under the new agreement, the Company borrowed $0.3 million in November 2003 and $0.5 million in December 2003. As of October 31, 2004, the balance of the loan was $4.3 million, including principal of $4.0 million and accrued interest of approximately $0.3 million, with an interest rate of 5.75%.

Giant Smart International Limited Agreement

On December 19, 2003, the Company announced the signing of a definitive collaboration agreement with Giant Smart International Limited. Under the terms of the collaboration agreement, TeleVideo and Giant Smart are working together to develop, manufacture, distribute, and sell information technology and consumer electronic products. Many of the resulting products would be sold under the TeleVideo brand. The economic terms of the agreement call for revenue sharing between the two parties on a product-by-product basis. No products have been produced and no revenue has been generated. In addition to the monetary component, TeleVideo issued to Giant Smart a warrant to purchase up to 3,000,000 shares of TeleVideo common stock. The warrant becomes exercisable for one share of common stock for each $1.00 of gross profit (up to a maximum of $3,000,000) received by TeleVideo as a result of the collaboration. No such gross profit has been received, and the warrant has not become exercisable. Thus, the share numbers used throughout this report have not been changed to reflect any effect from the warrant.

The warrant has a term of 12 months and a purchase price of $1.00 per share of common stock. TeleVideo has agreed to register the shares of common stock that are exercisable under the warrant. The warrant and the common stock that may be issued in connection with the collaboration agreement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Sublease Agreement

On January 10, 2004, the Company's sublease agreement with its tenant ended, and, as a result, cash inflow was seriously reduced. Consequently, the Company was unable to fulfill its obligations under the lease agreement for the headquarters building, and the payments for this lease were stopped as of January 2004. During the following eight months, the Company has made some payments to compensate the landlord for the use of the property, and the payments were an average of approximately $30,000 per month, as compared to monthly obligations of approximately $120,000 according to the terms of the lease agreement.

CNET Shares of Stock

In January 2004, the Company sold all remaining shares of CNET common stock. The sales price for these shares was approximately $8.90 per share, and the proceeds of approximately $289,000 were used to sustain regular operations.

Buyback of Headquarters Property

In February 2004, the Company entered into an agreement to buy back the headquarters property. Pursuant to a Purchase and Sale Agreement dated February 25, 2004, the Company purchased all the membership interests in TVCA, Inc. from affiliates of its landlord, Bentley Forbes. The transaction was consummated on August 9, 2004. TVCA, Inc. is the entity that owns the property at which the Company's headquarters are located. As consideration for the membership interests in TVCA, Inc., the Company paid an amount of $1.00. In addition to owning the property at 2345 Harris Way, TVCA, Inc. is also obligated under a certain non-recourse promissory note in the principal amount of $9,240,000 for which the property serves as security.

TeleMann Sublease

Starting in 1999, Global Telemann Systems, Inc. ("GTS"), a privately held start up company, sub-leased a portion of the building located at 2345 Harris Way from the Company. From January 2001 to November 30, 2004, TeleMann was unable to pay the monthly rental obligations under the lease agreement. The Company's CEO, Dr. K. Philip Hwang, is a 5% shareholder of TeleMann, Inc., a subsidiary of GTS. As of November 30, 2004, GTS left the premises.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 5, 2004, TeleVideo dismissed CCA Accountancy Corporation ("CCA") as the Company's independent auditors. On January 5, 2004, the Company engaged Burr, Pilger & Mayer LLP ("BPM") as the Company's independent auditors to audit the Company's books and records.The dismissal of CCA and the engagement of BPM were recommended and approved by the Audit Committee of the Board of Directors on January 5, 2004. An 8-K form was filed with Securities and Exchange Commission ("SEC") on January 9, 2004, regarding this change.

Item 9A. Controls and Procedures

 (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 31, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of October 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, except for the material weaknesses disclosed below.

(b) Changes in Internal Controls. In connection with its audit of our consolidated financial statements for the year ended October 31, 2003 Burr, Pilger & Mayer, LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to the inadequacy of supporting documentation relating to the Company's accounting records and the inadequacy of review and supervision of the preparation of accounting records.

Prior to the issuance of our consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements as of and for each of the three years in the period ended October 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Televideo, except for the lack of stock option records mentioned in Note 9 to the consolidated financial statements.

PART III

 Item 10. Directors and Executive Officers of the Registrant

Directors

Dr. K. Philip Hwang is the founder of the Company and has been Chairman of the Board and Chief Executive Officer since October 1976. From August 1990 to April 1991, he served as the Acting Chief Financial Officer, a position he again assumed in 1998 and from May 2000 to April 2002.

Dr. Robert E. Larson joined the Company as a member of the Board of Directors in December 1989. Since September 1983, he has served as General Partner of Woodside Fund, a venture capital fund, and since September 1985, he has been a member of the Board of Directors of Skye Investment Advisers, a registered investment adviser firm. Since 1973, Dr. Larson has been a Consulting Professor in the Engineering-Economic Systems Department at Stanford University.

Mr. Woo K. Kim was elected to the Board of Directors in April 1997. He has served as the President of Selam Inc., San Jose, California since August 1995. Prior to that, Mr. Kim was TeleVideo's Director of Engineering and Production from June 1994 to August 1995. Mr. Kim originally joined the TeleVideo in 1990 as Senior Manager of Engineering. Mr. Kim has BS and MS degrees in Electrical Engineering from Seoul National University.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is represented by the two outside directors of the board, Dr. Robert E. Larson and Mr. Woo K. Kim. The Company is in process of recruiting an audit committee financial expert, in order to comply with the Security and Exchange Commission rules.

Section 16(a) Beneficial Ownership Compliance

The members of the Board of Directors, the executive officers of the Company and certain persons, if any, who beneficially own more than 10% of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of the Company's Common Stock and their transactions in the Common Stock. Based upon the copies of Section 16(a) reports that the Company received from such persons or the written representations received from one or more of such persons concerning reports required to be filed by them for the 2003 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by the persons known to the Company to be subject to the Section 16(a) reporting requirements.

The Company has not adopted a code of ethics for its principal officers. However, the Company is expecting to adopt a code of ethics no later than January 31, 2005.

Item 11.     Executive Compensation

The following table shows executive compensation paid by the Company for services rendered to the Company or its subsidiaries in all capacities during the three fiscal years ended October 31, 2003, to the Company's Chief Executive Officer (the "Named Executive Officer"). No other executive officer of the Company earned salary and bonus of at least $100,000 during the fiscal year ended October 31, 2003.

	Annual Compensation			Long Term Compensation			Other Compensation
Name and Principal Position	Year	Salary ($)	Other Annual Compensation ($)	Restricted Stock	Options/SARs (Shares)	LTIP Payouts
K. Philip Hwang Chief Executive Officer	2003 2002 2001	140,000 140,000 140,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Other Compensation

Stock Option Grants in Last Fiscal Year:

No options were granted in the last fiscal year to the Named Executive Officer, and he currently owns no options, either vested or unvested. Accordingly, the Option Grants table has been omitted.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values:

No option exercises were made in the last fiscal year by the Named Executive Officer. Accordingly, the Option Exercise table has been omitted.

Long Term Incentive Plan Awards:

No long term incentive awards were made by the Company during fiscal 2003. Accordingly, a table setting forth such awards has not been included.

Employment Agreements and Other Arrangements

The Company has no employment agreement or other arrangement regarding employment with the Named Executive Officer or any other executive officer of the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of August 28, 2003: (i) all those known to the Company to be beneficial owners of more than five percent of its Common Stock; (ii) each director and director nominee of the Company; (iii) each person named in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group. The Company knows of no arrangements that will result in a change in control subsequent to the date hereof. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown, subject to community property laws, where applicable.

	Beneficial Ownership
Directors, Officers and Principal Stockholders	Number of Shares	Percent of Total
K. Philip Hwang	7,127,824(1)	63.0%
2345 Harris Way, San Jose, California 95131
Woo K. Kim	20,000(2)	*
1887 O'Toole Ave., Suite #C-103
San Jose, California 95131
Robert E. Larson	37,500	*
850 Woodside Drive, Woodside, California 94062
All Executive Officers and Directors as a Group	7,185,324	63.5%
(3 persons)

* Represents less than one percent.

(1) Includes an aggregate of 75,983 shares held in trust for Dr. Hwang's children, 22,500 shares held of record by the Kyupin Philip and C. Gemma Hwang Foundation, and the 7,029,341 shares held of record by Dr. Hwang and his spouse.

(2) Includes 20,000 shares that Mr. Kim may acquire pursuant to the exercise of stock options.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

The following table shows the fees paid or accrued by TeleVideo for the audit and other services provided by our independent registered public accounting firms of Burr, Pilger & Mayer LLP for fiscal year 2003 and CCA Accountancy Corporation for fiscal year 2002 (in thousands):

	2003	2002
Audit fees	$120	$52
Audit fees: Restatements	170	-
Tax fees	30	9
Total	$320	$61

 Audit Fees. The aggregate fees billed by Burr, Pilger & Mayer LLP are for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended October 31, 2003 and for the restatement of fiscal years ended October 31, 2002 and 2001 and for quarterly periods during three years ended October 31, 2003.

Tax Fees. The aggregate fees billed by Burr, Pilger & Mayer LLP for tax compliance, tax advice, and tax planning was $30,000 in the fiscal years ended October 31, 2003.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

1. FINANCIAL STATEMENTS.

The consolidated financial statements, notes thereto, the report of Burr, Pilger, & Mayer, LLP, Independent Registered Public Accounting Firm thereon is included in Part II of this Report on Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES.

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the accompanying Consolidated Financial Statements.

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
32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act
31.1(1) Certification of Chief Executive Officer
31.2(1) Certification of Chief Financial Officer

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

TELEVIDEO, INC.
(Registrant)

By:                                                                                                                            Date:
/s/ K. PHILIP HWANG
K. Philip Hwang                                                                                         December 20, 2004
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                                                                         Title                                                                                       Date:

/s/ K. PHILIP HWANG                             Chairman of the Board and Chief Executive                              December 20, 2004
K. Philip Hwang                                         Officer (Principal Executive Officer)

/s/ RICHARD KIM                                     Vice President of Marketing and Human Resources
Richard Kim                                                 and Acting Chief Financial Officer                                            December 20, 2004

/s/ ROBERT E. LARSON            Director
Robert E. Larson                                                                                                                                                 December 20, 2004

/s/ WOO K. KIM                                        Director
Woo K. Kim                                                                                                                                                         December 20, 2004

CERTIFICATIONS

EXHIBIT 32.1

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), K. Philip Hwang, Chief Executive Officer of TeleVideo, Inc. (the "Company"), and Richard Kim, Vice President of Marketing and Human Resources and Acting Chief Financial Officer of the Company, each hereby certify that, to the best of their knowledge:

1. The Company's Annual Report on Form 10-K for the period ended October 31, 2003, to which this Certification is attached as Exhibit 32.1 (the "ANNUAL REPORT") fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have set their hands hereto as of December 20, 2004

/s/ K. PHILIP HWANG                                                                         /s/ RICHARD KIM
K. Philip Hwang                                                                                     Richard Kim
Chief Executive Officer                                                                         Vice President of Marketing and Human Resources
                                                                                                                  and Acting Chief Financial Officer

EXHIBIT 31.1

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ K. PHILIP HWANG
K. Philip Hwang

President and Chief Executive Officer                                                                                        Date: December 20, 2004

EXHIBIT 31.2

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD I. KIM
Richard I. Kim

Vice President of Marketing and Human Resources
and Acting Chief Financial Officer                                                                                                      Date: December 20, 2004