Form 10-Q
period 2004-01-31
TELEVIDEO INC
filed 2005-02-16
CIK 353779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2004

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

        The number of shares outstanding of registrant's Common Stock, as of February 4, 2005 is: 11,309,772.

TELEVIDEO, INC.

INDEX

EXPLANATORY NOTE

This Form 10-Q includes restated financial information for certain periods indicated below that ended prior to our fiscal year that began on November 1, 2003.

The Company has restated its consolidated financial statements for the fiscal years ended October 31, 2001 and 2002 and for the quarters ended January 31, 2001 through July 30, 2003. Accordingly, the consolidated financial statements for those periods described above that have been included in the Company's previous filings with the Securities and Exchange Commission ("SEC") in 2003 or earlier or included in previous announcements in 2003 or earlier should not be relied upon.

The Company's Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on December 20, 2004, contains restated information for all of the above mentioned periods. The restatement is discussed in the Form 10-K Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Financial Statements," Notes 2 and 15 of the Notes to Consolidated Financial Statements included in Item 8, and Item 9A, "Controls and Procedures."

Certain information concerning the restatement relating to the periods included in this report are contained in Part I to this Form 10-Q in Item 1, Note 2 to the condensed consolidated financial statements (unaudited), Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 4, "Controls and Procedures." This information should be read in conjunction with relevant information in the Company's most recent Form 10-K referred to above.

PART I. FINANCIAL INFORMATION

TELEVIDEO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	January 31, 2004	October 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$169	$596
Marketable securities	-	265
Accounts receivable, net	1,779	908
Loan to related party	178	-
Inventories, net	2,750	3,696
Prepaids and other current assets	-	92
Notes receivable -current	99	90
Total current assets	4,975	5,647
Property, plant and equipment, net	4,250	4,366
Other assets	222	222
Investments in affiliates	236	236
Note receivable, less current portion	2,282	2,305
Total assets	$11,965	$12,776
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,189	$2,607
Accrued liabilities	377	307
Related party note payable	4,017	3,217
Obligation under capital lease -current	447	407
Deferred gain on sale of land and building -current	538	538
Deferred rent liability -current	131	125
Total current liabilities	6,699	7,201
Obligation under capital lease, less current portion	4,313	4,419
Deferred gain on sale of land and building, less current portion	4,801	4,936
Deferred rent liability, less current portion	616	592
Total liabilities	16,429	17,148
Commitments and contingencies (Note 3)
Stockholders' deficit:
Preferred stock, $0.01 par value Authorized -3,000,000 shares Outstanding -None as of January 31, 2004 and October 31, 2003	-	-
Common stock, $0.01 par value; Authorized -20,000,000 shares Outstanding -11,309,772 shares at January 31, 2004 and October 31, 2003 (net of 120,000 treasury shares)	453	453
Additional paid-in capital	95,735	95,735
Accumulated other comprehensive income	-	179
Accumulated deficit	(100,652)	(100,739)
Total stockholders' deficit	(4,464)	(4,372)
Total liabilities and stockholders' deficit	$11,965	$12,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share amounts)

	Three Months Ended January 31,
	2004	2003
		(As Restated)
Net sales	$2,891	$1,599
Cost of sales	2,182	1,270
Gross profit	709	329
Operating expenses:
Sales and marketing	420	344
Research and development	152	129
General and administration	450	447
Total operating expenses	1,022	920
Loss from operations	(313)	(591)
Rental income	163	253
Gain on CNET stock sale	203	-
Interest expenses, net	(107)	(81)
Other income, net	141	154
Net income (loss)	$87	$(265)
Net income (loss) per share, basic and diluted	$0.01	$(0.02)
Weighted-average shares outstanding	11,309,772	11,309,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended January 31,
	2004	2003
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$87	$(265)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	116	121
Gain on marketable securities	(203)	-
Changes in operating assets and liabilities:
Accounts receivable	(871)	640
Prepaids and other current assets	92	115
Inventories	946	(897)
Accounts payable	(1,418)	262
Accrued liabilities	70	24
Deferred rent	30	35
Deferred gain	(135)	(134)
Net cash used in operating activities	(1,286)	(99)
Cash flows from investing activities:
Purchase of property and equipment	-	(6)
Proceeds from sale of marketable securities	289	-
Principal payments on note receivable	14	21
Loan to related party	(178)	-
Net cash provided by investing activities	125	15
Cash flows from financing activities:
Proceeds from issuance of note payable	800	-
Payments on capital lease obligations	(66)	(81)
Net cash provided by (used in) financing activities	734	(81)
Net decrease in cash and cash equivalents	(427)	(165)
Cash and cash equivalents at beginning of period	596	898
Cash and cash equivalents at end of period	$169	$733

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission ("SEC").

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003 filed with the SEC on December 20, 2004. The results of operations for the three-month period ended January 31, 2004 are not necessarily indicative of the results for the entire fiscal year ended October 31, 2004 or any other period.

The Company used net cash in operations of approximately $1.3 million and $0.1 million for the three-month periods ended January 31, 2004 and 2003, respectively.  In the first quarter of fiscal year 2004, the Company sold all of its shares of CNET common stock and the proceeds have been used for regular business activities. Also, in the first quarter of 2004, the Company increased the maximum amount of its line of credit with Gemma Hwang from $3.5 million to $4.0 million and borrowed an additional $0.8 million under this line of credit. As of the end of the first quarter of 2004, the credit line was fully utilized, and Gemma Hwang refused to extend additional funding to the Company. Due to the Company's experience of recurring losses, the Company may be required to raise additional financing through the issuance of debt or equity or through other means such as customer prepayments, asset sales or secured borrowings. If additional funds are r aised through the issuance of equity or debt securities, or secured borrowings, these securities could have rights, preferences and privileges senior or otherwise superior to that of the Company's common shares, and the terms of any debt could impose restrictions on the Company's operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders and such securities may have rights, preferences and privileges senior or otherwise superior to those held by existing shareholders. If the Company cannot raise funds on terms favorable to it, or raise funds at all, the Company may not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. If the Company is unable to raise additional funds, the Company may be required to reduce the scope of its planned operations, which could harm its business, or the Company may even n eed to cease operations.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Net Loss Per Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share should reflect potential dilution from outstanding stock options using the treasury stock method. However, as stated in the "Stock Based Compensation" paragraph below, the Company did not maintain accounting records needed to provide such information.

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

Revenue Recognition
In accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," the Company recognizes revenue when products are shipped and all four of the following criteria are met: (i) persuasive evidence of arrangements exists; (ii) delivery has occurred; (iii) the Company's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company performs periodic evaluations of its customers' financial condition, maintains a reserve for potential credit losses, and adjusts the reserve periodically to reflect both actual and potential credit losses. In addition, such allowances provide for returns resulting from stock balancing agreements and price protection programs. Product warranties are based on the ongoing assessment of actual warranty expenses incurred.

Stock Based Compensation
The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), subsequently amended by SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" to account for stock-based awards issued to its employees. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company did not maintain adequate supporting documentation necessary in order to provide stock option financial stateme nt disclosures required under accounting principles generally accepted in the United States of America, including SFAS 123 and 148. See the Company's Form 10-K filed on December 20, 2004, Note 9 of the notes to the consolidated financial statements included in Item 8, for more information regarding stock options.

Concentration of Risk
Financial instruments, which potentially subjects the Company to concentration of risk, consist principally of trade and other receivables. In the ordinary course of business, trade receivables are with a large number of customers, dispersed across a wide North American geographic base. The Company extends credit to customers in the ordinary course of business and periodically reviews the credit levels extended to customers, estimates the collectibility of accounts and creates an allowance for doubtful accounts, as needed. The Company does not require cash collateral or other security to support customer receivables. Provisions are made for estimated losses on uncollectible accounts.

Allowance for Doubtful Accounts
The Company makes ongoing assumptions relating to the collectibility of accounts receivable in the calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously incurred. The Company also considers the historical level of credit losses. The Company's reserves historically have been adequate to cover actual credit losses.
Accounts receivable includes allowances for doubtful accounts of $0.1 million as of January 31, 2004 and October 31, 2003.

Inventories, net
Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard cost basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs.

Inventories consisted of the following (in thousands):

	January 31, 2004	October 31, 2003
	(unaudited)
Purchased parts and subassemblies	$883	$646
Work-in-process	563	790
Finished goods	1,304	2,260
	$2,750	$3,696

Accrued Warranty and Related Costs
The warranty periods for the Company's products are generally between one and three years from the date of shipment. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required. The Company assesses the adequacy of its warranty liability at least quarterly and adjusts the amounts as necessary based on actual experience and changes in future expectations.

The following table reconciles changes in the Company's accrued warranty, which is included in accrued expenses and related costs for the three-month period ended January 31, 2004 (unaudited, in thousands):
Beginning accrued warranties and related costs	$57
Warranties accrued	19
Warranties settled	(13)
Ending accrued warranties and related costs	$63

Accumulated Other Comprehensive Income
The only component of accumulated other comprehensive income is unrecognized gain from CNET stock owned by the Company. Accumulated other comprehensive income, net of tax, was approximately $0.2 million as of October 31, 2003. As of January 31, 2004, all CNET shares were sold, and no other comprehensive income was recorded.

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004) ("SFAS 123R"), "Share-Based Payment". SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value- based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005.. The Company has not yet determined which transition method will be adopted for the recognition of the stock based compensatory expense.

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the fiscal years ended October 31, 2001 and 2002 and for the quarters ended January 31, 2001 through July 31, 2003. All applicable financial information contained in this Form 10-Q gives effect to these restatements. Accordingly, the consolidated financial statements for those periods described above that have been included in the Company's previous filings with the SEC in 2003 or earlier or included in previous announcements in 2003 or earlier should not be relied upon.
The Company's Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on December 20, 2004, contains restated information for all of the above mentioned periods. The restatement is discussed in the Form 10-K Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Financial Statements," Notes 2 and 15 of the Notes to consolidated financial statements included in Item 8, and Item 9A, "Controls and Procedures."
The net effect of the restatement adjustments applicable to periods reported in this Form 10-Q is to increase the Company's net loss by approximately $0.1 million, or $0.01 per share, for the quarter ended January 31, 2003. The Company's consolidated statements of cash flows have been restated to reflect changes in assets and liabilities resulting from restatement adjustments during the period as discussed above. The Company's Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on December 20, 2004, describes the net effect of other adjustments made pursuant to the restatement.
The information contained in these condensed consolidated financial statements (unaudited) should be read in conjunction with the relevant information contained in that Form 10-K.

NOTE 3. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and other resources.
The Company has been named as a defendant in a lawsuit filed in the normal course of its business.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from this matter will not have a material effect on the consolidated financial statements of the Company. In November 2004, the lawsuit was settled in the Company's favor.

NOTE 4. LINE OF CREDIT

In May 2001, the Company obtained a line of credit, payable on demand, from Gemma Hwang ("Mrs. Hwang"), the spouse of the Company's CEO and majority stockholder, Dr. K. P. Hwang, in the amount of $3.5 million. The Company can borrow money under this line of credit when needed in order to assure the continuity of the operations. The Company granted to Mrs. Hwang a security interest in the following described property as collateral for the line of credit:

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

Under this line of credit, which bears interest at prime plus one percent per annum, the Company received $0.3 million in June 2001, $0.5 million in July 2001, $0.5 million in September 2001, $0.5 million in December 2001, $0.5 million in April 2002, $0.5 million in October 2002, $0.5 million in April 2003 and $0.2 million in June 2003. In November 2001, the Company paid back approximately $0.5 million from this loan by giving its interest in Alpha Technology and the proceeds from the Koram investment. Starting in May 2003, the interest for this note began to be accrued, rather than paid, as agreed between the Company and Mrs. Hwang.
In November 2003, Gemma Hwang agreed to increase the maximum credit amount for the note payable from $3.5 million to $4.0 million, all other conditions remaining the same. Under the new agreement, the Company borrowed $0.3 million in November 2003 and $0.5 million in December 2003. As of January 31, 2004, the balance of the loan was $4.1 million, including principal of $4.0 million and accrued interest of approximately $0.1 million, with an interest rate of 5%.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's CEO, Dr. K. Philip Hwang, is a 5% shareholder of TeleMann, Inc., a subsidiary of Global Telemann Systems, Inc. ("GTS"), a privately held company. Starting in 1999, GTS sub-leased a portion of the building located at 2345 Harris Way from the Company. From January 2001 to November 2004, GTS was unable to pay the monthly rental obligations under the lease agreement. In the first quarter of fiscal year 2004, the Company agreed to loan GTS up to $0.2 million, with an annual interest rate of 6%. The loan was personally guaranteed by the Company's CEO, Dr. K. Philip Hwang, and was expected to be paid back by July 31, 2004. As of January 31, 2004, the balance of the loan was of approximately $0.2 million.
Additionally, the Company has entered into a line of credit agreement with a related party. See Note 4 for more information regarding this transaction.

NOTE 6. INVESTMENTS IN AFFILIATES

Cost Method

mySimon, Inc.
In September 1998, the Company invested $1.0 million in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock. In February 2000, CNET Networks, Inc. (formerly, CNET, Inc.) completed the acquisition of mySimon, Inc. As a result of this acquisition, the Company received 375,108 shares of common stock of CNET Networks, Inc. ("CNET") in exchange for 100% of its interest in mySimon, Inc. In connection with this transaction, the Company adjusted its consolidated balance sheet to reflect the conversion to a marketable security.

Biomax Co., Ltd.
On May 12, 2000, the Company purchased, for a cash investment of approximately $0.9 million, an aggregate of 45,000 ordinary shares of Biomax Co., Ltd. ("Biomax"). Biomax was a startup company, with its principal offices located in Seoul, Korea, engaged in developing an herbal product to help lower cholesterol levels in humans. Its existing technology was developed by and obtained from the Korea Research Institute of Bioscience and Biotechnology. The Company's investment in Biomax represents a 15% interest in this privately held corporation. The fair market value of this investment was estimated at approximately $0.1 million as of January 31, 2004.

Xeline (Keyin) Telecom Co., Ltd.
On May 12, 2000, the Company purchased for approximately $2.5 million an aggregate of 15,278 ordinary shares of Xeline (Keyin) Telecom Co. Ltd. ("Xeline"). Xeline is a private company located in Seoul, Korea, that is engaged in developing power line technology for electricity transportation. The Company's investment in Xeline represents a 5.75% interest in this corporation. The market value of this investment was estimated at approximately $0.2 million as of January 31, 2004.

NOTE 7. SEGMENT REPORTING

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
TeleVideo had export sales, primarily to Europe, Asia and Latin America, of approximately $0.1 million in the first three months of fiscal 2004, representing 5% of total net sales, and $0.2 million in the first three months of fiscal 2003, representing 13% of total net sales.
The Company's sales are represented in principal by two main products, thin clients and terminals. Below is the break-out of sales of these products for each of three months ended January 31, 2004 and 2003, (in thousands):
	Three Months Ended January 31, (unaudited)
Product	2004	2003
		(As Restated)
Thin client	$2,422	$1,123
Terminals	468	453
Others	1	23
Total	$2,891	$1,599

NOTE 8. SUBSEQUENT EVENTS

Sale of Thin Client Business
In January 2005, the Company entered into a definitive agreement with Neoware, Inc. ("Neoware"), one of its competitors, under which Neoware will acquire the Company's thin client business including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements for $5 million in cash plus a potential earn-out based upon performance. In addition, starting January 12, 2005, TeleVideo has retained Neoware as its exclusive distributor and sales agent and all TeleVideo thin client products are available directly from Neoware. The transaction is subject to regulatory approval, and the acquisition is expected to close in March 2005.

Buyback of Headquarters Property
In February 2004, the Company entered into an agreement to buy back the headquarters property located in San Jose, California. Pursuant to a Purchase and Sale Agreement dated February 25, 2004, the Company purchased all the membership interests in TVCA, Inc. from affiliates of its landlord, Bentley Forbes. The transaction was consummated on August 9, 2004. TVCA, Inc. is the entity that owns the property at which the Company's headquarters are located. As consideration for the membership interests in TVCA, Inc., the Company paid an amount of $1.00. In addition to owning the property at 2345 Harris Way, TVCA, Inc. is also obligated under a certain non-recourse promissory note in the principal amount of $9,240,000 for which the property serves as security.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.  This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1993, as amended.  The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements.  In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission.  These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed below in "Risk Factors."  Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements.  Our fiscal year ends on the actual calendar month end of October 31.

Restatement of Financial Statements

We have restated our consolidated financial statements for the fiscal years ended October 31, 2001 and 2002 and for the quarters ended January 31, 2001 through July 31, 2003. All applicable financial information contained in this Form 10-Q gives effect to these restatements. Accordingly, the financial statements for those periods described above that have been included in our previous filings with the Securities and Exchange Commission ("SEC") in 2003 or earlier or included in previous announcements in 2003 or earlier should not be relied upon.
Our Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on December 20, 2004, contains restated information for all of the above mentioned periods. The restatement is discussed in the Form 10-K Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Financial Statements," Notes 2 and 15 of the Notes to consolidated financial statements included in Item 8, and Item 9A, "Controls and Procedures."
The information contained in this Form 10-Q should be read in conjunction with the relevant information contained in that Form 10-K. The net effect of the restatement adjustments applicable to periods reported in this Form 10-Q is to increase our net loss by approximately $0.1 million, or $0.01 per share, for the quarter ended January 31, 2003. Our consolidated statements of cash flows have been restated to reflect changes in assets and liabilities resulting from restatement adjustments during the period as discussed above. Our Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on December 20, 2004, describes the net effect of other adjustments made pursuant to the restatement.

Overview

We continue to focus our efforts toward providing high-performance Windows-based terminals to the business and consumer markets. In recent years, we have phased out the sale of multimedia products and monitors to focus on utilizing our expertise in server-based network computing to forge new ground in delivering thin-client solutions. In November 1998, we launched our Windows-based terminal products.
We face strong competition in the marketplace and continue to look for ways to improve operating efficiency. To lower the production costs, we have continued to negotiate with suppliers and also shifted many production processes overseas to subcontractors.

Recent Events

In November 2003, we increased the maximum amount of our line of credit with Gemma Hwang, who is the spouse of the Company's CEO and majority stockholder, Dr. K. P. Hwang, from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. In December 2003, Gemma Hwang refused to extend additional funding to us. As of January 31, 2004, the credit line with Gemma Hwang was fully utilized, having a balance of approximately $4.1 million, including approximately $4.0 million principal and approximately $0.1 million of accrued interest.
On January 10, 2004, our sublease agreement with our tenant ended, and, as a result, cash inflow was significantly reduced. Consequently, we were unable to fulfill our obligations under the lease agreement for the headquarters building. During the following four months, we made payments to compensate the landlord for the use of the property. The payments were an average of $30,000 per month, as compared to monthly obligations of approximately $120,000 according to the terms of the lease agreement.
In January 2004, we sold all of our shares of CNET common stock and the proceeds of approximately $0.3 million were used for regular business activities.
On August 9, 2004, we purchased all the membership interests in TVCA, Inc. from affiliates of its landlord, Bentley Forbes. TVCA, Inc. is the entity that owns the property at which our headquarters are located. As consideration for the membership interests in TVCA, Inc., we paid an amount of $1.00. In addition to owning the property at 2345 Harris Way, TVCA, Inc. is also obligated under a certain non-recourse promissory note in the principal amount of $9,240,000 for which the property serves as security.. This transaction will be recorded in August, 2004 and will affect the following balance sheet captions: property, note receivable, obligation under capital lease, note payable, deferred gain and deferred rent.

Critical Accounting Policies

Warranty
We generally offer a one-year to three-year warranty on all products. A liability is recorded based on estimates of the costs that may be incurred under the warranty obligations and charge is made to cost of product revenues. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, the gross margins could be adversely affected.

Revenue Recognition
In accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," we recognize revenue when products are shipped and all four of the following criteria are met: (i) persuasive evidence of arrangements exists; (ii) delivery has occurred; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. We perform periodic evaluations of customers' financial condition, maintain a reserve for potential credit losses, and adjust the reserve periodically to reflect both actual and potential credit losses. In addition, such allowances provide for returns resulting from stock balancing agreements and price protection programs. Product warranties are based on the ongoing assessment of actual warranty expenses incurred.

Allowance for Doubtful Accounts
We make ongoing assumptions relating to the collectibility of accounts receivable in the calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously incurred. We also consider the historical level of credit losses. Our reserves historically have been adequate to cover actual credit losses.

Deferred Taxes
We account for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A deferred tax valuation allowance is provided for deferred tax assets when it is determined that it is more likely than not that amounts will not be recovered.

Inventories
Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard cost basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

Results of Operations

The following table sets forth for the periods indicated our results of operations expressed as a percentage of sales:
	Three Months Ended January 31,
	2004	2003
		(As Restated)
Net sales	100.0%	100.0%
Cost of sales	75.5	79.4
Gross profit	24.5	20.6
Operating expenses:
Sales and marketing	14.5	21.5
Research and development	5.3	8.1
General and administration	15.6	28.0
Total operating expenses	35.4	57.5
Loss from operations	(10.8)	(37.0)
Rental income	5.6	15.8
Gain on CNET stock sale	7.0	-
Interest expenses, net	(3.7)	(5.1)
Other income, net	4.9	9.6
Net income (loss)	3.0	(16.6)

Three Months Ended January 31, 2004 compared to Three Months Ended January 31, 2003

Net Sales
Net sales for the first three months of fiscal 2004 were approximately $2.9 million, compared to approximately $1.6 million for the same period in 2003, an increase of approximately $1.3 million, or 81%. For the first quarter of fiscal 2004, one customer accounted for approximately 38% of net sales. For the first quarter of fiscal 2003, one customer accounted for 11% of net sales.
Net sales of ThinClient products increased in the first three months of fiscal 2004 to approximately $2.4 million, from approximately $1.1 million in the same period in 2003. The increase is due principally to higher demand for our ThinClient integrated models. Net sales of terminal products were approximately $0.5 million in the first three months of fiscals 2004 and 2003.

Cost of Sales
Cost of sales was approximately $2.2 million for the first three months of fiscal 2004, compared to $1.3 million in the same period in 2003, an increase of approximately $0.9 million or 72%. As a percent of net sales, cost of sales was approximately 76% for the first three months of fiscal 2004, compared to 79% for the same period in 2003.

Gross Profit
Gross profit was approximately $0.7 million for the first three months of fiscal 2004, compared to approximately $0.3 million for the same period in 2003, an increase of approximately $0.4 million, or 116%. The increase is due principally to the increase in ThinClient net sales. As a percent of net sales, gross profit was approximately 25% for the first three months of fiscal 2004, compared to 21% for the same period in 2003.

Sales and Marketing
Sales and marketing expenses were approximately $0.4 million for the first three months of fiscal 2004, compared to approximately $0.3 million for the same period in 2003, an increase of approximately $0.1 million, or 22%. The increase is due in principal to the supplementary commissions expense on higher sales recorded in the first three months of fiscal 2004. As a percent of net sales, sales and marketing expenses decreased to approximately 15% for the first three months of fiscal 2004, from approximately 22% for the same period in 2003. The decrease as a percent of total net sales is due principally to the increase in net sales, partially offset by the increase in the expenses for commissions.

Research and Development
Research and development expenses remained approximately the same with $0.2 million for the first three months of fiscal 2004, compared to approximately $0.1 million for the same period in 2003, an increase of approximately $23,000, or 18%, primarily for testing and related expenses for the new motherboard for our thin client products.

General and Administrative
General and administrative expenses remained approximately the same with $0.5 million for the first three months of fiscal 2004 and $0.4 million for the same period in 2003, an increase of approximately $3,000 or 1%, due primarily to a slight increase in payroll expenses.

Rental Income
Rental income decreased to approximately $0.2 million for the first three months of fiscal 2004 from approximately $0.3 million for the same period in 2003, a decrease of approximately $0.1 million, or 36%. The decrease is due principally to the termination of the sublease contract in January 2004.

Gain on CNET Stock Sales
In the first three months of fiscal 2004, the Company recorded a gain of approximately $0.2 million from the sale of CNET stock. No sale of marketable securities was made during the first three months of fiscal year 2003.

Interest Expenses, net
Interest expenses were approximately $0.1 million during the first three months of fiscal years 2004 and 2003.

Other Income
Other income remained approximately the same with $0.1 million for the first three months of fiscal year 2004 and $0.2 million for the same period in 2003, a decrease of approximately $13,000 or 8%.

Net Income (Loss)
In the first three months of fiscal year 2004 net income was approximately $0.1 million, compared to a net loss of approximately $0.3 million for the same period in 2003, an increase of approximately $0.4 million.

Liquidity and Capital Resources

For the three month period ended January 31, 2004, net cash used in operating activities of approximately $1.3 million was primarily attributable to a decrease in accounts payable and an increase in accounts receivable, partially offset by a decrease in inventories. The decrease in accounts payable was due principally to payments made during the period for inventory acquired at the end of fiscal 2003 related to the replacement of our old motherboard for thin clients, VIA, with a new motherboard, TRANSMETA, while decrease in inventory and increase in accounts receivable were due to an increase in total net sales in January 2004. For the three month period ended January 31, 2003, net cash used in operating activities of $0.1 million was primarily attributable to net loss from operations and an increase in inventory, partially offset by a decrease in accounts receivable and an increase in accounts payable. The decrease in accounts receivable and the increase in i nventory were due principally to a decrease in total net sales in January 2003, while the increase in accounts payable was due to inventory purchased at the end of period.
For the three month period ended January 31, 2004, net cash provided by investing activities in of approximately $0.1 million was represented by proceeds from CNET stock sold in January 2004, partially offset by a loan granted to a related party. For the three month period ended January 31, 2003, net cash provided by investing activities of approximately $15,000 was represented by payments received for a note receivable, partially offset by office equipment purchased during the period.
For the three month period ended January 31, 2004, net cash provided by financing activities of approximately $0.7 million was represented by amounts borrowed from Gemma Hwang under the line of credit, partially offset by lease payments for the lease agreement. For the three months ended January 31, 2003, net cash used by financing activities in amount of approximately $0.1 million was represented by lease payments for the lease agreement.

In March 2000, we received approximately 375,000 shares of CNET common stock when CNET acquired mySimon, an internet company. During fiscal 2000, we sold approximately 335,000 shares of CNET stock, the aggregate proceeds of which were $10,953,000. During fiscal 2001, we sold approximately 8,000 shares of CNET stock for approximately $0.3 million. In January 2004, we sold all remaining CNET shares of stock and the proceeds of approximately $0.3 million were used for regular business activities.

In December 1998, we sold our 69,360 square foot headquarters building in San Jose, California, including land and improvements, to TVCA, LLC, a Delaware limited liability company ("TVCA") unaffiliated with us, for $11.0 million. Consideration consisted of $8.25 million in cash and a $2.75 million promissory note. The note bears interest at 7.25% per annum. Principal and accrued interest are payable in equal monthly installments of $21,735 on the first day of each month through December 1, 2013, with the remaining principal due at that time.
We concurrently leased back this facility over a 15-year lease term expiring in December 2013. The land component has been recorded as an operating leaseback. The building component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. As a result of the sale for $11.0 million, a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.5 million, is being amortized over the 15-year lease life using the straight-line method. The deferred gain attributable to the building element, which approximates $4.5 million, is being amortized over the leased building asset life, which has been determined to be the 15-year lease term, on a straight-line method.

In December 2000, we entered into a lease agreement to sublease a portion of our main facility to a company unaffiliated with us. The operating sublease provided that the sublessee pay taxes, maintenance, insurance and other occupancy expense applicable to the subleased premises. The lease agreement expired on January 10, 2004 and was not renewed.

Commitments
On January 10, 2004, the sublease agreement with our tenant ended, and, as a result, cash inflow was significantly reduced. Consequently, we were unable to fulfill our obligations under the lease agreement for the headquarters building. During the following four months, we made payments to compensate the landlord for the use of the property. The payments were an average of $30,000 per month, as compared to monthly obligations of approximately $120,000 according to the terms of the lease agreement. See Note 8 "Subsequent Events" for more information about our headquarters building.
In May 2001, we obtained a line of credit from Gemma Hwang ("Mrs. Hwang"), the spouse of the Company's CEO and majority stockholder, Dr. K. P. Hwang, in the amount of $3.5 million. We can borrow money under this line of credit when needed in order to assure the continuity of operations. We granted Mrs. Hwang a security interest in the following described property as collateral for the line of credit:

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

Under this line of credit, which bears interest at prime plus one percent per annum, we received $0.3 million in June 2001, $0.5 million in July 2001, $0.5 million in September 2001, $0.5 million in December 2001, $0.5 million in April 2002, $0.5 million in October 2002, $0.5 million in April 2003 and $0.2 million in June 2003. In November 2001, we paid back approximately $0.5 million from this loan by giving our interest in Alpha Technology and the proceeds from the Koram investment. Starting in May 2003, the interest for this note began to be accrued, rather then paid, as agreed between us and Mrs. Hwang.
In November 2003, we increased the maximum amount of our line of credit with Gemma Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. As of January 31, 2004, the credit line with Gemma Hwang was fully utilized, having a balance of approximately $4.1 million, including approximately $4.0 million principal and approximately $0.1 million accrued interest. In December 2003, Gemma Hwang refused to extend additional funding to our Company.

Summary of Liquidity
We used net cash in operations of approximately $1.3 million and $0.1 million for the three-month periods ended January 31, 2004 and 2003, respectively.  In the first quarter of 2004, we sold all CNET shares of stock, and the proceeds have been used for regular business activities. Also, in the first quarter of 2004, we increased the maximum amount of our line of credit with Gemma Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. As of the end of the second quarter of 2004, the credit line with Gemma Hwang was fully utilized, and Gemma Hwang refused to extend additional funding to our Company.
Due to our experience of recurring losses, we may be required to seek to raise additional financing through the issuance of debt or equity or through other means such as customer prepayments, asset sales or secured borrowings. If additional funds are raised through the issuance of equity, debt securities or secured borrowings, these securities could have rights, preferences and privileges senior or otherwise superior to that of the our common shares, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to the our shareholders and such securities may have rights, preferences and privileges senior or otherwise superior to those held by existing shareholders. If we cannot raise funds on terms favorable to us, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or una nticipated requirements. If we are unable to raise additional funds, we may be required to reduce the scope of our planned operations, which could harm our business, or we may need to cease operations.
As of January 31, 2004, we had a working capital deficit of approximately $1.7 million, compared with $1.6 million capital deficit recorded as of October 31, 2003, an increase of $0.2 million or 11%.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004) ("SFAS 123R"), "Share-Based Payment". SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value- based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005.. The Company has not yet determined which transition method will be adopted for the recognition of the stock based compensatory expense.

Factors that May Affect Future Results (Risk Factors)

Additional Financing

We may require additional capital to fund our operations during the remainder of fiscal 2004 and beyond. We have had recurring net losses in the past three fiscal years and for the first six months of fiscal year 2004. Management is currently attempting to create and execute plans intended to increase revenues and margins, and to reduce spending. If we are unable to raise additional funds, we may be required to reduce the scope of our planned operations, which could harm our business, or we may need to cease operations.
In the first quarter of 2004, we increased the maximum amount of our line of credit with Gemma Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. As of end of the first quarter of 2004, the credit line with Gemma Hwang was fully utilized, and Gemma Hwang refused to extend additional funding to our Company.

Competitive Markets

The thin client and terminal markets are intensely competitive. The principal elements of competition are pricing, product quality and reliability, price/performance characteristics, compatibility, marketing and distribution capability, service and support, and reputation of the manufacturer. We compete with a large number of manufacturers, most of which have significantly greater financial, marketing and technological resources than our Company. There can be no assurance that we will be able to compete effectively against these companies.

Product Development

The computer market is characterized by rapid technological change and product obsolescence, often resulting in short product life cycles and rapid price declines. Our operations will continue to depend primarily on our ability to continue to reduce costs through manufacturing efficiencies and price negotiation with suppliers, the continued market acceptance of our existing products, and our ability to develop and introduce new products. There can be no assurance that we will successfully develop new products or that the new products we develop will be introduced in a timely manner and receive substantial market acceptance. There can also be no assurance that product transitions will be managed in such a way as to minimize inventory levels and obsolescence of discontinued products. Our operating results could be adversely affected if we are unable to manage successfully all aspects of product transitions.

Single-sourced Products

We generally uses standard parts and components available from multiple suppliers. However, certain parts and components used in our products are obtained from a single source. If, contrary to our expectations, we are unable to obtain sufficient quantities of any single-sourced components, we will experience delays in product shipments.

Reliance on Forecasts

We offer our products through various distribution channels. Changes in the financial condition of, or in our relationship with, our distributors could cause actual operating results to vary from those expected. Also, our customers generally order products on an as-needed basis. Therefore, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. We anticipate that the rate of new orders will vary significantly from month to month. Our manufacturing plans and expenditure levels are based primarily on sales forecasts. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenditure and inventory levels could be disproportionately high, and our operating results for that quarter, and potentially future quarters, would be adversely affected.

Factors that Could Affect Stock Price

The market price of our common stock could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, and market conditions in the computer technology industry, as well as general economic conditions and other factors external to our Company.

Foreign Currency and Political Risk

We market our products worldwide. In addition, a large portion of our part and component manufacturing, along with key suppliers, are located outside the United States. Accordingly, our future results could be adversely affected by a variety of factors, including fluctuation in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements, and natural disasters.

Investments in Affiliates

Investments in affiliates represent approximately 2% of our total assets at January 31, 2004. If there is additional impairment in the carrying value of the affiliate investments, we will reduce the carrying value of such investments.

Legislative Actions and New Accounting Pronouncements

Regulatory changes, including the Sarbanes-Oxley Act of 2002, and new accounting pronouncements or regulatory rulings, have had and will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives are likely to increase general and administrative costs. Further, changes in accounting rules, including the accounting for employee stock options as an expense will increase our general and administrative expenses. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk for changes in interest rates, because its line of credit with Gemma Hwang has a variable interest rate, equal to the Wall Street Journal prime rate published at the beginning of each month, plus one percent. The Company may be able to renegotiate its agreement with Gemma Hwang, regarding the interest rate, as it happened in fiscal 2002, but the success of these negotiations cannot be assured. As of January 31, 2004, the balance of this note plus accrued interest was $4.1 million and the interest rate was 5%.
The market risk for changes in the interest rate for the Company's investments is not significant because these investments are limited to highly liquid instruments with maturities of three months or less. At January 31, 2004, the Company had approximately $0.2 million classified as cash and cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of January 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of January 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known t o our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Commission ("SEC") Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, except for the material weaknesses disclosed below.
In connection with its audit of our consolidated financial statements for the year ended October 31, 2003, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to the inadequacy of supporting documentation relating to the Company's accounting records and the inadequacy of review and supervision of the preparation of accounting records.
Prior to the issuance of our consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our consolidated financial statements as of and for each of the three years in the period ended October 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Televideo, except for the lack of stock option records mentioned in Note 9 to the consolidated financial statements, included in the Form 10-K form filed with SEC on December 20, 2004.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been named as a defendant in a lawsuit filed in the normal course of its business.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from this matter will not have a material effect on the financial statements of the Company. In November 2004, the lawsuit was settled in the Company's favor.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.	Separate Certifications of the Chief Executive Officer and Chief Financial Officer of the Registrant required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Combined Certification of the Chief Executive Officer and Chief Financial Officer of the Registrant required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TELEVIDEO, INC.
                        (Registrant)

                    By:     /s/ K. PHILIP HWANG                                                                                     Date:
                               K. Philip Hwang                                                                                                 February 16, 2005
                        Chairman of the Board and Chief Executive Officer

                    By:     /s/ RICHARD KIM                                    Date:
                          Richard Kim                                                                                                        February 16, 2005
                        Vice President of Marketing and Human Resources
                        and Acting Chief Financial Officer

Exhibit 31.1

CERTIFICATIONS

I, K. Philip Hwang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended January 31, 2004, of Televideo, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: February 16, 2005	/s/ K. PHILIP HWANG
K. Philip Hwang Chairman and Chief Executive Officer

Exhibit 31.2

I, Richard Kim, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended January 31, 2004, of Televideo, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: February 16, 2005	/s/ RICHARD KIM
Richard Kim Vice President of Marketing and Human Resources and Acting Chief Financial Officer

Exhibit 32 .1

TELEVIDEO, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, for the purposes of 18 U.S.C. Section 1350, in his capacity as an officer of Televideo, Inc. (the "Company"), that, to his knowledge:

(a) the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended January 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 16, 2005
	By:	/s/ K. PHILIP HWANG
K. Philip Hwang Chairman and Chief Executive Officer

	By:	/s/ RICHARD KIM
Richard Kim Vice President of Marketing and Human Resources and Acting Chief Financial Officer

This certification is not deemed to be "filed" for purposes of section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. This certification is not deemed to be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.