Form 10-Q
period 2004-04-30
TELEVIDEO INC
filed 2005-02-16
CIK 353779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2004

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

PART I. FINANCIAL INFORMATION

TELEVIDEO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	April 30, 2004	October 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$109	$596
Marketable securities	-	265
Accounts receivable, net	1,415	908
Loan to related party	200	-
Inventories, net	1,894	3,696
Prepaids and other current assets	223	92
Notes receivable -current	123	90
Total current assets	3,964	5,647
Property, plant and equipment, net	4,138	4,366
Other assets	222	222
Investments in affiliates	236	236
Note receivable, less current portion	2,258	2,305
Total assets	$10,818	$12,776
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$515	$2,607
Accrued liabilities	482	307
Related party note payable	4,017	3,217
Obligation under capital lease -current	556	407
Deferred gain on sale of land and building -current	538	538
Deferred rent liability -current	161	125
Total current liabilities	6,269	7,201
Obligation under capital lease, less current portion	4,204	4,419
Deferred gain on sale of land and building, less current portion	4,667	4,936
Deferred rent liability, less current portion	616	592
Total liabilities	15,756	17,148
Commitments and contingencies (Note 3)
Stockholders' deficit:
Preferred stock, $0.01 par value Authorized -3,000,000 shares Outstanding -None as of April 30, 2004 and October 31, 2003	-	-
Common stock, $0.01 par value Authorized -20,000,000 shares Outstanding -11,309,772 shares at April 30, 2004 and October 31, 2003 (net of 120,000 treasury shares)	453	453
Additional paid-in capital	95,735	95,735
Accumulated other comprehensive income	-	179
Accumulated deficit	(101,126)	(100,739)
Total stockholders' deficit	(4,938)	(4,372)
Total liabilities and stockholders' deficit	$10,818	$12,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Net sales	$2,238	$1,845	$5,129	$3,444
Cost of sales	1,735	1,552	3,916	2,822
Gross profit	503	293	1,213	622
Operating expenses:
Sales and marketing	398	393	818	737
Research and development	144	254	296	383
General and administration	451	377	900	824
Total operating expenses	993	1,024	2,014	1,944
Loss from operations	(490)	(731)	(801)	(1,322)
Rental income	-	244	163	497
Gain on CNET stock sale	-	-	203	-
Equity in loss of affiliates	-	(521)	-	(521)
Impairment losses on investment in affiliates	-	(68)	-	(68)
Interest expenses, net	(137)	(80)	(245)	(161)
Other income, net	153	171	293	325
Net loss	$(474)	$(985)	$(387)	$(1,250)
Net loss per share, basic and diluted	$(0.04)	$(0.09)	$(0.03)	$(0.11)
Weighted-average shares outstanding	11,309,772	11,309,772	11,309,772	11,309,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended April 30,
	2004	2003
		(As Restated)
Cash flows from operating activities:
Net loss	$(387)	$(1,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228	232
Gain on marketable securities	(203)	(13)
Impairment of investment in affiliates	-	588
Changes in operating assets and liabilities:
Accounts receivable	(507)	482
Prepaids and other current assets	(131)	199
Inventories	1,802	(894)
Accounts payable	(2,092)	218
Accrued liabilities	175	78
Deferred rent	60	65
Deferred gain	(269)	(268)
Net cash used in operating activities	(1,324)	(563)
Cash flows from investing activities:
Loan to related party	(200)	-
Proceeds from sales of marketable securities	289	-
Principal payments on note receivable	14	42
Net cash provided by investing activities	103	42
Cash flows from financing activities:
Proceeds from issuance of note payable	800	500
Payments on capital lease obligations	(66)	(160)
Net cash provided by financing activities	734	340
Net decrease in cash and cash equivalents	(487)	(181)
Cash and cash equivalents at beginning of period	596	898
Cash and cash equivalents at end of period	$109	$717

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003 filed with the SEC on December 20, 2004. The results of operations for the three-month period and six-month period ended April 30, 2004 are not necessarily indicative of the results for the entire fiscal year ended October 31, 2004 or any other period.

The Company used net cash in operations of approximately $1.3 million and $0.6 million for the six-month periods ended April 30, 2004 and 2003, respectively.  In January 2004, the Company sold all shares of CNET common stock and the proceeds have been used for regular business activities. Also, in November 2003, the Company increased the maximum amount of its line of credit with Gemma Hwang from $3.5 million to $4.0 million and borrowed an additional $0.8 million under this line of credit. As of April 30, 2004, the credit line with Gemma Hwang was fully utilized, and Gemma Hwang refused to extend additional funding to the Company. Due to the Company's experience of recurring losses, the Company may be required to raise additional financing through the issuance of debt or equity or through other means such as customer prepayments, asset sales or secured borrowings. If additional funds are raised through the issuance of equity or debt securities, or secure d borrowings, these securities could have rights, preferences and privileges senior or otherwise superior to that of the Company's common shares, and the terms of any debt could impose restrictions on the Company's operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders and such securities may have rights, preferences and privileges senior or otherwise superior to those held by existing shareholders. If the Company cannot raise funds on terms favorable to it, or raise funds at all, the Company may not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. If the Company is unable to raise additional funds, the Company may be required to reduce the scope of its planned operations, which could harm its business, or the Company may even need to cease operations.

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

Stock Based Compensation
The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), subsequently amended by SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" to account for stock-based awards issued to its employees. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company did not maintain adequate supporting documentation necessary in order to provide stock option financial statement disclosures required unde r accounting principles generally accepted in the United States of America, including SFAS 123 and 148. See the Company's Form 10-K filed on December 20, 2004, Note 9 of the notes to the consolidated financial statements included in Item 8, for more information regarding stock options.

Concentration of Risk
Financial instruments, which potentially subject the Company to concentration of risk, consist principally of trade and other receivables. In the ordinary course of business, trade receivables are with a large number of customers, dispersed across a wide North American geographic base. The Company extends credit to customers in the ordinary course of business and periodically reviews the credit levels extended to customers, estimates the collectibility of accounts and creates an allowance for doubtful accounts, as needed. The Company does not require cash collateral or other security to support customer receivables. Provisions are made for estimated losses on uncollectible accounts.

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
Accounts receivable includes allowances for doubtful accounts of $0.2 million as of April 30, 2004 and $0.1 million as of October 31, 2003.

Inventories, net
Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard cost basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs.

Inventories consisted of the following (in thousands):
	April 30, 2004	October 31, 2003
	(unaudited)
Purchased parts and subassemblies	$877	$646
Work-in-process	219	790
Finished goods	798	2,260
	$1,894	$3,696

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

The following table reconciles changes in the Company's accrued warranty, which is included in accrued expenses and related costs for the six-month period ended April 30, 2004 (unaudited, in thousands):
Beginning accrued warranties and related costs	$57
Warranties accrued	32
Warranties settled	(30)
Ending accrued warranties and related costs	$59

Accumulated Other Comprehensive Income
The only component of accumulated other comprehensive income is an unrecognized gain from CNET stock owned by the Company. Accumulated other comprehensive income, net of tax, was approximately $0.2 million as of October 31, 2003. As of April 30, 2004, all CNET shares were sold, and no other comprehensive income was recorded.

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

The net effect of the restatement adjustments applicable to periods reported in this Form 10-Q is to increase the Company's net loss by $46,000, or $0.004 per share, for the quarter ended April 30, 2003. The Company's consolidated statements of cash flows have been restated to reflect changes in assets and liabilities resulting from restatement adjustments during the period as discussed above. The Company's Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on December 20, 2004, describes the net effect of other adjustments made pursuant to the restatement.

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

In November 2003, Gemma Hwang agreed to increase the maximum credit amount for the note payable from $3.5 million to $4.0 million, all other conditions remaining the same. Under the new agreement, the Company borrowed $0.3 million in November 2003 and $0.5 million in December 2003. As of April 30, 2004, the balance of the loan was $4.2 million, including principal of $4.0 million and accrued interest of approximately $0.2 million, with an interest rate of 5%.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's CEO, Dr. K. Philip Hwang, is a 5% shareholder of TeleMann, Inc., a subsidiary of Global Telemann Systems, Inc. ("GTS"), a privately held company. Starting in 1999, GTS sub-leased a portion of the building located at 2345 Harris Way from the Company. From January 2001 to November 2004, GTS was unable to pay the monthly rental obligations under the lease agreement. In the first quarter of fiscal year 2004, the Company agreed to loan GTS up to $0.2 million, with an annual interest rate of 6%. The loan was personally guaranteed by the Company's CEO, Dr. K. Philip Hwang, and was expected to be paid back by July 31, 2004. In the second quarter of fiscal 2004, GTS borrowed an additional $22,000 under this loan, and, as of April 30, 2004, the balance of the loan was of approximately $0.2 million.
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

Biomax Co., Ltd.
On May 12, 2000, the Company purchased, for a cash investment of approximately $0.9 million, an aggregate of 45,000 ordinary shares of Biomax Co., Ltd. ("Biomax"). Biomax was a startup company, with its principal offices located in Seoul, Korea, engaged in developing an herbal product to help lower cholesterol levels in humans. Its existing technology was developed by and obtained from the Korea Research Institute of Bioscience and Biotechnology. The Company's investment in Biomax represents a 15% interest in this privately held corporation. The fair market value of this investment was estimated at approximately $0.1 million as of April 30, 2004.

Xeline (Keyin) Telecom Co., Ltd.
On May 12, 2000, the Company purchased for approximately $2.5 million an aggregate of 15,278 ordinary shares of Xeline (Keyin) Telecom Co. Ltd. ("Xeline"). Xeline is a private company located in Seoul, Korea, that is engaged in developing power line technology for electricity transportation. The Company's investment in Xeline represents a 5.75% interest in this corporation. The market value of this investment was estimated at approximately $0.2 million as of April 30, 2004.

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
TeleVideo had export sales, primarily to Europe, Asia and Latin America, of approximately $0.1 million in the second quarter of fiscal year 2004, representing 4% of total net sales, and $0.3 million in the second quarter of fiscal year 2003, representing 18% of total net sales.

The Company's sales are represented in principal by our two main products, thin clients and terminals. Below is the break-out of sales of these products for each of three months ended April 30, 2004 and 2003, (in thousands):
	Three Months Ended April 30, (unaudited)		Six Months Ended April 30, (unaudited)
Product	2004	2003	2004	2003
		(As Restated)		(As Restated)
Thin client	$1,936	$1,352	$4,358	$2,475
Terminals	288	433	756	886
Others	14	60	15	83
Total	$2,238	$1,845	$5,129	$3,444

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

Our Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on December 20, 2004, contains restated information for all of the above mentioned periods. The restatement is discussed in the Form 10-K, Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Financial Statements," Notes 2 and 15 of the notes to consolidated financial statements included in Item 8, and Item 9A, "Controls and Procedures."

The information contained in this Form 10-Q should be read in conjunction with the relevant information contained in that Form 10-K.The net effect of the restatement adjustments applicable to periods reported in this Form 10-Q is to increase our net loss by approximately $46,000, or $0.004 per share, for the quarter ended April 30, 2003. Our consolidated statements of cash flows have been restated to reflect changes in assets and liabilities resulting from restatement adjustments during the period as discussed above. Our Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on December 20, 2004, describes the net effect of other adjustments made pursuant to the restatement.

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

We face strong competition in the marketplace and continue to look for ways to improve operating efficiency. To lower the production costs, we have continued to negotiate with suppliers and have also shifted many production processes overseas to subcontractors.

Recent Events

In November 2003, we increased the maximum amount of our line of credit with Gemma Hwang, who is the spouse of the Company's CEO and majority stockholder, Dr. K. P. Hwang, from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. In December 2003, Gemma Hwang refused to extend additional funding to our Company. As of April 30, 2004, the credit line with Gemma Hwang was fully utilized, having a balance of approximately $4.2 million, including approximately $4.0 million principal and approximately $0.2 million accrued interest.

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

Results of Operations

The following table sets forth for the periods indicated our results of operations expressed as a percentage of sales:
	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.5	84.1	76.4	81.9
Gross profit	22.5	15.9	23.6	18.1
Operating expenses:
Sales and marketing	17.8	21.3	15.9	21.4
Research and development	6.4	13.8	5.8	11.1
General and administration	20.2	20.4	17.5	23.9
Total operating expenses	44.4	55.5	39.3	56.4
Loss from operations	(21.9)	(39.6)	(15.6)	(38.4)
Rental income	-	13.2	3.2	14.4
Gain on CNET stock sale	-	-	4.0	-
Equity in loss of affiliates	-	(28.2)	-	(15.1)
Impairment losses on investment in affiliates	-	(3.7)	-	(2.0)
Interest expenses, net	(6.1)	(4.3)	(4.8)	(4.7)
Other income, net	6.8	9.3	5.7	9.4
Net loss	(21.2)	(53.4)	(7.5)	(36.3)

Comparison of Three Months Ended April 30, 2004 and 2003

Net Sales
Net sales for the second quarter of fiscal year 2004 were approximately $2.2 million, compared to approximately $1.8 million for the same period in 2003, an increase of approximately $0.4 million, or 21%. The increase is due principally to higher demand for thin client products.
Net sales of thin client products increased in the second quarter of fiscal year 2004 to approximately $1.9 million, from approximately $1.4 million for the same period in 2003. Net sales of terminal products decreased to approximately $0.3 million in the second quarter of fiscal year 2004, from approximately $0.4 million for the same period in 2003.

Cost of Sales
Cost of sales was approximately $1.7 million in the second quarter of fiscal year 2004, compared to $1.6 million for the same period in 2003, an increase of approximately $0.2 million or 12%. The increase in cost of sales is due principally to the increase in net sales. As percent of net sales, cost of sales was approximately 78% in the second quarter of fiscal year 2004, compared to approximately 84% for the same period in 2003. The decrease as percentage is due principally to the decrease of production expenses.

Gross Profit
Gross profit was approximately $0.5 million for the second quarter of fiscal 2004, compared to approximately $0.3 million for the same period in 2003, an increase of approximately $0.2 million, or 72%. The increase is due principally to the increase in thin client net sales, partially offset by the decrease of production expenses. As a percent of net sales, gross profit was approximately 23% in the second quarter in fiscal year 2004, compared to 16% for the same period in 2003.

Sales and Marketing
Sales and marketing expenses were approximately $0.4 million for the second quarters of fiscal years 2004 and 2003. As a percent of net sales, sales and marketing expenses decreased to approximately 18% in the second quarter of fiscal year 2004, from approximately 21% for the same period in 2003. The decrease is due principally to the increase in net sales.

Research and Development
Research and development expenses were approximately $0.1 million for the second quarter of fiscal year 2004, compared to approximately $0.3 million for the same period in 2003, a decrease of approximately $0.1 million, or 43%. The decrease is due principally to testing and related expenses for the new motherboard for our thin client products in the second quarter of fiscal year 2003.

General and Administrative
General and administrative expenses were approximately $0.5 million for the second quarter of fiscal year 2004, compared to approximately $0.4 million in the second quarter of fiscal year 2003, and increase of approximately $0.1 million or 20%. The increase is due principally to expenses in connection with the audit and restatement of our financial statements.

Rental Income
We recorded rental income of approximately $0.2 million in the second quarter of fiscal year 2003. Due to the termination of sublease contract in January 2004, no rental income was recorded for the second quarter of fiscal year 2004.

Loss from Investments
We recorded loss from investments of approximately $0.5 million in the second quarter of fiscal year 2003 due to the decrease of the estimated fair market value of these investments. No loss or income from investments was recorded in the second quarter of fiscal year 2004.

Interest Expenses, net
Interest expenses were approximately $0.1 million during the second quarter of fiscal year 2004, consistent with the same period in 2003.

Other Income, net
Other income was approximately $0.2 million during the second quarter of fiscal year 2004, consistent with the same period in 2003.

Net Loss
In the second quarter of fiscal year 2004, we recorded a net loss of approximately $0.5 million, compared to a net loss of approximately $1.0 million for the same period in 2003, a decrease of approximately $0.5 million, or 52%.

Comparison of Six Months Ended April 30, 2004 and 2003

Net Sales
Net sales for the first six months of fiscal year 2004 were approximately $5.1 million, compared to approximately $3.4 million for the same period in 2003, an increase of approximately $1.7 million, or 49%. The increase is due principally to higher demand for thin client products, especially integrated models.
Net sales of thin client products increased in the first six months of fiscal year 2004 to approximately $4.4 million, from approximately $2.5 million for the same period of 2003. Net sales of terminal products decreased to approximately $0.8 million in the first six months of fiscal year 2004, from approximately $0.9 million for the same period in 2003.

Cost of Sales
Cost of sales was approximately $3.9 million in the first six months of fiscal year 2004, compared to $2.8 million for the same period in 2003, an increase of approximately $1.1 million or 39%. The increase in cost of sales is due principally to the increase in net sales. As percent of net sales, cost of sales was approximately 76% in the first six months of fiscal year 2004, compared to approximately 82% for the same period in 2003. The decrease as percentage is due principally to the decrease of production expenses.

Gross Profit
Gross profit was approximately $1.2 million for the first six months of fiscal year 2004, compared to approximately $0.6 million for the same period in 2003, an increase of approximately $0.6 million, or 95%. The increase is due in principal to the increase in thin client net sales. As percent of net sales, gross profit was approximately 24% in the first six months of fiscal year 2004, compared to 18% for the same period in 2003. The increase in gross profit as percentage of net sales is due principally to the decrease of production expenses.

Sales and Marketing
Sales and marketing expenses were approximately $0.8 million for the first six months of fiscal year 2004, compared to approximately $0.7 million for the same period in 2003. The increase of approximately $0.1 million is primarily due to commission expenses on higher sales recorded in the first quarter of fiscal 2004. As percent of net sales, sales and marketing expenses decreased to approximately 16% for the first six months of fiscal year 2004, from approximately 21% for the same period in 2003. The decrease is due principally to the increase in net sales, partially offset by the increase in commission expenses.

Research and Development
Research and development expenses were approximately $0.3 million for the first six months of fiscal year 2004, compared to approximately $0.4 million for the same period in 2003, a decrease of approximately $0.1 million, or 23%. The decrease is due principally to expenses for tools and testing for a new motherboard in first six months of fiscal year 2003.

General and Administrative
General and administrative expenses were approximately $0.9 million for the first six months of fiscal year 2004, compared to approximately $0.8 million for the same period in 2003, an increase of approximately $0.1 million or 9%. The increase is due principally to expenses in connection with the audit and restatement of our financial statements. As percentage of net sales, general and administrative expenses decreased to approximately 18% for the first six months of fiscal year 2004, compared to approximately 24% for the same period in 2003.

Rental Income
We recorded rental income of approximately $0.2 million and approximately $0.5 million in the first six months of fiscal years 2004 and 2003, respectively. The decrease is due to the termination of sublease contract in January 2004.

Gain on CNET Stock Sale
In the first six months of fiscal 2004, we recorded a gain of approximately $0.2 million from the sale of CNET stock. No sale of marketable securities was made during the first six months of fiscal 2003.

Loss from Investments
We recorded loss from investments of approximately $0.5 million in the first six months of fiscal year 2003 due to the decrease of the estimated fair market value of these investments. No loss or income from investments was recorded in the first six months of fiscal year 2004.

Interest Expenses, net
Interest expenses were approximately $0.2 million during the first six month of fiscal year 2004, consistent with the first six months of fiscal year 2003.

Other Income, net
Other income was approximately $0.3 million during the first six month of fiscal year 2004, consistent with the first six months of fiscal year 2003.

Net Loss
In the first six months of fiscal year 2004, we recorded a net loss of approximately $0.4 million, compared to a net loss of approximately $1.3 million for the same period in 2003, a decrease of approximately $0.9 million, or 69%.

Liquidity and Capital Resources

For the six month period ended April 30, 2004, net cash used in operating activities of $1.3 million was primarily attributable to net loss from operations, a decrease in accounts payable and an increase in accounts receivable and prepaids, partially offset by a decrease in inventories and an increase of accrued liabilities. The decrease in accounts payable was due principally to payments made during the period for inventory acquired at the end of fiscal year 2003 related to the replacement of our old motherboard for thin clients, VIA, with a new motherboard, TRANSMETA, while the decrease in inventory and the increase in accounts receivable were due to an increase in net sales. Prepayments were also made during the period to our suppliers in connection with purchase orders issued. For the six month period ended April 30, 2003, net cash used in operating activities of $0.6 million was primarily attributable to the net loss during the period and an increase in i nventory, partially offset by a decrease in accounts receivable and an increase in accounts payable. The lower inventory balance at the beginning of fiscal year 2003 was due principally to higher sales recorded at the end of fiscal year 2002.

For the six month period ended April 30, 2004, net cash provided by investing activities of approximately $0.1 million was represented by the proceeds from CNET stock sold in January 2004 and payments received under a note receivable, partially offset by a loan granted to a related party. For the six months period ended April 30, 2003, net cash provided by investing activities of approximately $42,000 was represented by payments received for a note receivable.

For the six months period ended April 30, 2004, net cash provided by financing activities of approximately $0.7 million was represented by amounts borrowed from Gemma Hwang under the line of credit, partially offset by lease payments for the lease agreement. For the six months ended April 30, 2003, net cash provided by financing activities of approximately $0.3 million was represented by amounts borrowed from Gemma Hwang under the line of credit, partially offset by the lease payments for the lease agreement.

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

Under this line of credit, which bears interest at prime plus one percent per annum, payable monthly, we received $0.3 million in June 2001, $0.5 million in July 2001, $0.5 million in September 2001, $0.5 million in December 2001, $0.5 million in April 2002, $0.5 million in October 2002, $0.5 million in April 2003 and $0.2 million in June 2003. In November 2001, we paid back approximately $0.5 million from this loan by giving our interest in Alpha Technology and the proceeds from the Koram investment. Starting in May 2003, the interest for this note began to be accrued, rather then paid, as agreed between us and Mrs. Hwang.
In November 2003, we increased the maximum amount of our line of credit with Gemma Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. As of April 30, 2004, the credit line with Gemma Hwang was fully utilized, having a balance of approximately $4.2 million, including approximately $4.0 million principal and approximately $0.2 million accrued interest. In December 2003, Gemma Hwang refused to extend additional funding to our Company.

Summary of Liquidity

We used net cash in operations of approximately $1.3 million and $0.6 million for the six-month periods ended April 30, 2004 and 2003, respectively.  In the first quarter of 2004, we sold all CNET shares of stock, and the proceeds have been used for regular business activities. Also, in the first quarter of 2004, we increased the maximum amount of our line of credit with Gemma Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. As of the end of the second quarter of 2004, the credit line with Gemma Hwang was fully utilized, and Gemma Hwang refused to extend additional funding to our Company.
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
As of April 30, 2004, we had a working capital deficit of approximately $2.3 million, compared with $1.6 million as of October 31, 2003, an increase of $0.7 million or 48%.

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
In the first quarter of 2004, we increased the maximum amount of our line of credit with Gemma Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. As of end of the second quarter of 2004, the credit line with Gemma Hwang was fully utilized, and Gemma Hwang refused to extend additional funding to our Company.

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

Investments in Affiliates

Investments in affiliates represent approximately 2% of our total assets at April 30, 2004. If there is additional impairment in the carrying value of the affiliate investments, we will reduce the carrying value of such investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk for changes in interest rates, because its line of credit with Gemma Hwang has a variable interest rate, equal to the Wall Street Journal prime rate published at the beginning of each month, plus one percent. The Company may be able to renegotiate its agreement with Gemma Hwang, regarding the interest rate, as it happened in fiscal 2002, but the success of these negotiations cannot be assured. As of April 30, 2004, the balance of this note was approximately $4.2 million, including approximately $0.2 million accrued interest, and the interest rate was 5%.

The market risk for changes in the interest rate for the Company's investments is not significant because these investments are limited to highly liquid instruments with maturities of three months or less. As of April 30, 2004, the Company had approximately $0.1 million classified as cash and cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of April 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to ou r CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Commission ("SEC") Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, except for the material weaknesses disclosed below.

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

Prior to the issuance of our consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our consolidated financial statements as of and for each of the three years in the period ended October 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Televideo, except for the lack of stock option records mentioned in Note 9 to the consolidated financial statements, included in the Form 10-K filed with SEC on December 20, 2004..

(b) Changes in Internal Controls. There was no change in internal control over financial reporting that occurred during the quarter ended April 30, 2004 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Exhibit 31.1

CERTIFICATIONS

I, K. Philip Hwang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended April 30, 2004, of Televideo, Inc.;
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: February 16, 2005	/s/ K. PHILIP HWANG
K. Philip Hwang Chairman and Chief Executive Officer

Exhibit 31.2

I, Richard Kim, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended April 30, 2004, of Televideo, Inc.;
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
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, for the purposes of 18 U.S.C. Section 1350, in his capacity as an officer of Televideo, Inc. (the "Company"), that, to his knowledge:

(a) the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended April 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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