Form 10-Q
period 2004-07-31
TELEVIDEO INC
filed 2005-02-16
CIK 353779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2004

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

PART I. FINANCIAL INFORMATION

TELEVIDEO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	July 31, 2004	October 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$556	$596
Marketable securities	-	265
Accounts receivable, net	1,342	908
Loan to related party	220	-
Inventories, net	1,192	3,696
Prepaids and other current assets	328	92
Notes receivable - current	148	90
Total current assets	3,786	5,647
Property, plant and equipment, net	4,026	4,366
Other assets	222	222
Investments in affiliates	236	236
Note receivable, less current portion	2,233	2,305
Total assets	$10,503	$12,776
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$381	$2,607
Accrued liabilities	808	307
Related party note payable	4,017	3,217
Obligation under capital lease - current	666	407
Deferred gain on sale of land and building - current	538	538
Deferred rent liability - current	192	125
Total current liabilities	6,602	7,201
Obligation under capital lease, less current portion	4,094	4,419
Deferred gain on sale of land and building, less current portion	4,532	4,936
Deferred rent liability, less current portion	616	592
Total liabilities	15,844	17,148
Commitments and contingencies (Note 3)
Stockholders' deficit:
Preferred Stock, $0.01 par value Authorized - 3,000,000 shares Outstanding - None as of July 31, 2004 and October 31, 2003	-	-
Common stock, $0.01 par value Authorized - 20,000,000 shares Outstanding - 11,309,772 shares at July 31, 2004 and October 31, 2003 (net of 120,000 treasury shares)	453	453
Additional paid-in capital	95,735	95,735
Accumulated other comprehensive income	-	179
Accumulated deficit	(101,529)	(100,739)
Total stockholders' deficit	(5,341)	(4,372)
Total liabilities and stockholders' deficit	$10,503	$12,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Net sales	$2,330	$2,254	$7,460	$5,698
Cost of sales	1,864	2,189	5,782	5,011
Gross profit	466	65	1,678	687
Operating expenses:
Sales and marketing	294	396	1,112	1,133
Research and development	123	172	419	555
General and administration	468	425	1,367	1,249
Total operating expenses	885	993	2,898	2,937
Loss from operations	(419)	(928)	(1,220)	(2,250)
Rental income	-	244	163	741
Gain on CNET stock sale	-	-	203	-
Equity in loss of affiliates	-	(393)	-	(914)
Impairment losses on investment in affiliates	-	(138)	-	(206)
Interest expenses, net	(121)	(86)	(365)	(247)
Other income, net	137	83	429	408
Net loss	$(403)	$(1,218)	$(790)	$(2,468)
Net loss per share, basic and diluted	$(0.04)	$(0.11)	$(0.07)	$(0.22)
Weighted-average shares outstanding	11,309,772	11,309,772	11,309,772	11,309,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended July 31,
	2004	2003
		(As Restated)
Cash flows from operating activities:
Net loss	$(790)	$(2,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	340	349
Gain on marketable securities	(203)	(60)
Impairment of investment in affiliates	-	1,120
Changes in operating assets and liabilities:
Accounts receivable	(434)	133
Inventories	2,504	(274)
Prepaids and other current assets	(236)	178
Accounts payable	(2,226)	204
Accrued liabilities	501	87
Deferred rent	91	95
Deferred gain	(404)	(403)
Net cash used in operating activities	(857)	(1,039)
Cash flows from investing activities:
Proceeds from sales of marketable securities	289	-
Principal payments on note receivable	14	63
Loan to related party	(220)	-
Net cash provided by investing activities	83	63
Cash flows from financing activities:
Proceeds from issuance of note payable	800	741
Payments on capital lease obligations	(66)	(239)
Net cash provided by financing activities	734	502
Net decrease in cash and cash equivalents	(40)	(474)
Cash and cash equivalents at beginning of period	596	898
Cash and cash equivalents at end of period	$556	$424

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003 filed with the SEC on December 20, 2004. The results of operations for the three-month period and nine-month period ended July 31, 2004 are not necessarily indicative of the results for the entire fiscal year ended October 31, 2004 or any other period.

The Company used net cash in operations of approximately $0.9 million and $1.0 million for the nine-month periods ended July 31, 2004 and 2003, respectively. In January 2004, the Company sold all of its shares of CNET common stock and the proceeds have been used for regular business activities. Also, in November 2003, the Company increased the maximum amount of its line of credit with Gemma Hwang from $3.5 million to $4.0 million and borrowed an additional $0.8 million under this line of credit. As of July 31, 2004, this credit line was fully utilized and Gemma Hwang refused to extend additional funding to the Company. Due to the Company's experience of recurring losses, the Company may be required to raise additional financing through the issuance of debt, equity or through other means such as customer prepayments, asset sales or secured borrowings. If additional funds are raised through the issuance of equity, debt securities or secured borrowings, these securities could have rights, preferences and privileges senior or otherwise superior to that of the Company's common shares, and the terms of any debt could impose restrictions on the Company's operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders and such securities may have rights, preferences and privileges senior or otherwise superior to those held by existing shareholders. If the Company cannot raise funds on terms favorable to it, or raise funds at all, the Company may not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. If the Company is unable to raise additional funds, the Company may be required to reduce the scope of its planned operations, which could harm its business, or the Company may need to cease operations.

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

Stock Based Compensation
The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), subsequently amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to account for stock-based awards issued to its employees. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company did not maintain adequate supporting documentation necessary in order to provide stock option financial statement disclosures required under accounting principles generally accepted in the United States of America, including SFAS 123 and 148. See the Company's Form 10-K filed on December 20, 2004, Note 9 of the notes to consolidated financial statements included in Item 8, for more information regarding stock options.

Concentration of Risk
Financial instruments, which potentially subject the Company to concentration of risk, consist principally of trade and other receivables. In the ordinary course of business trade receivables are with a large number of customers, dispersed across a wide North American geographic base. The Company extends credit to customers in the ordinary course of business and periodically reviews the credit levels extended to customers, estimates the collectibility of accounts and creates an allowance for doubtful accounts, as needed. The Company does not require cash collateral or other security to support customer receivables. Provision is made for estimated losses on uncollectible accounts.

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

Accounts receivable includes allowances for doubtful accounts of $0.3 million as of July 31, 2004 and $0.1 million as of October 31, 2003.

Inventories, net
Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard cost basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs.

Inventories consisted of the following (in thousands):

	July 31, 2004	October 31, 2003
	(unaudited)
Purchased parts and subassemblies	$440	$646
Work-in-process	177	790
Finished goods	575	2,260
	$1,192	$3,696

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

The following table reconciles changes in the Company's accrued warranty, which is included in accrued expenses and related costs for the nine-month period ended July 31, 2004 (unaudited, in thousands):

Beginning accrued warranties and related costs	$57
Warranties accrued	49
Warranties settled	(47)
Ending accrued warranties and related costs	$59

Accumulated Other Comprehensive Income
The only component of accumulated other comprehensive income is an unrecognized gain from CNET stock owned by the Company. Accumulated other comprehensive income, net of tax, was approximately $0.2 million as of October 31, 2003. As of July 31, 2004, all CNET shares were sold, and no other comprehensive income was recorded.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004) ("SFAS 123R"), "Share-Based Payment". SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet determined which transition method will be adopted for the recognition of the stock based compensatory expense.

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

The net effect of the restatement adjustments applicable to periods reported in this Form 10-Q is to increase the Company's net loss by $0.1 million, or $0.01 per share, for the quarter ended July 31, 2003. The Company's consolidated statements of cash flows have been restated to reflect changes in assets and liabilities resulting from restatement adjustments during the period as discussed above. The Company's Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on December 20, 2004, describes the net effect of other adjustments made pursuant to the restatement.

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

In November 2003, Gemma Hwang agreed to increase the maximum credit amount for the note payable from $3.5 million to $4.0 million, all other conditions remaining the same. Under the new agreement, the Company borrowed $0.3 million in November 2003 and $0.5 million in December 2003. As of July 31, 2004, the balance of the loan was $4.2 million, including principal of $4.0 million and accrued interest of approximately $0.2 million, and the interest rate was 5.25%.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's CEO, Dr. K. Philip Hwang, is a 5% shareholder of TeleMann, Inc., a subsidiary of Global Telemann Systems, Inc. ("GTS"), a privately held company. Starting in 1999, GTS subleased a portion of the building located at 2345 Harris Way from the Company. From January 2001 to November 2004, GTS was unable to pay the monthly rental obligations under the lease agreement. In the first quarter of fiscal year 2004, the Company agreed to loan GTS up to $0.2 million, with an annual interest rate of 6%. In the first and second quarters of fiscal year 2004, GTS borrowed a total of $0.2 million. In the third quarter of fiscal 2004, the Company agreed to increase the maximum amount of this loan to $250,000, and GTS borrowed an additional $20,000. The loan was personally guaranteed by the Company's CEO, Dr. K. Philip Hwang, and was expected to be paid back by July 31, 2004. As of July 31, 2004, the balance of the loan was of approximately $0.2 million.
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

Biomax Co., Ltd.
On May 12, 2000, the Company purchased, for a cash investment of approximately $0.9 million, an aggregate of 45,000 ordinary shares of Biomax Co., Ltd. ("Biomax"). Biomax was a startup company, with its principal offices located in Seoul, Korea, engaged in developing an herbal product to help lower cholesterol levels in humans. Its existing technology was developed by and obtained from the Korea Research Institute of Bioscience and Biotechnology. The Company's investment in Biomax represents a 15% interest in this privately held corporation. The fair market value of this investment was estimated at approximately $0.1 million as of July 31, 2004.

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

TeleVideo had export sales, primarily to Europe, Asia and Latin America, of approximately $0.1 million in the third quarter of fiscal year 2004, representing 2% of total net sales, and $0.2 million in the third quarter of fiscal year 2003, representing 10% of total net sales.

The Company's sales are represented in principal by our two main products, thin clients and terminals. Below is the break-out of sales of these products for each of the three and nine months ended July 31, 2004 and 2003, (unaudited, in thousands):
	Three Months Ended July 31,		Nine Months Ended July 31,
Product	2004	2003	2004	2003
		(As Restated)		(As Restated)
Thin client	$1,910	$1,543	$6,268	$4,018
Terminals	370	694	1,126	1,580
Others	50	17	66	100
Total	$2,330	$2,254	$7,460	$5,698

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

Buyback of Headquarters Property
In February 2004, the Company entered into an agreement to buy back the property located in San Jose, California. Pursuant to a Purchase and Sale Agreement dated February 25, 2004, the Company purchased all the membership interests in TVCA, Inc. from affiliates of its landlord, Bentley Forbes. The transaction was consummated on August 9, 2004. TVCA, Inc. is the entity that owns the property at which the Company's headquarters are located. As consideration for the membership interests in TVCA, Inc., the Company paid an amount of $1.00. In addition to owning the property at 2345 Harris Way, TVCA, Inc. is also obligated under a certain non-recourse promissory note in the principal amount of $9,240,000 for which the property serves as security.

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

The information contained in this Form 10-Q should be read in conjunction with the relevant information contained in that Form 10-K. The net effect of the restatement adjustments applicable to periods reported in this Form 10-Q is to increase our net loss by approximately $0.1 million, or $0.01 per share, for the quarter ended July 31, 2003. Our consolidated statements of cash flows have been restated to reflect changes in assets and liabilities resulting from restatement adjustments during the period as discussed above. Our Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on December 20, 2004, describes the net effect of other adjustments made pursuant to the restatement.

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

On August 9, 2004, we purchased all the membership interests in TVCA, Inc. from affiliates of its landlord, Bentley Forbes. TVCA, Inc. is the entity that owns the property at which our headquarters are located. As consideration for the membership interests in TVCA, Inc., we paid an amount of $1.00. In addition to owning the property at 2345 Harris Way, TVCA, Inc. is also obligated under a certain non-recourse promissory note in the principal amount of $9,240,000 for which the property serves as security. This transaction will be recorded in August 2004 and will affect the following balance sheet captions: property, note receivable, obligation under capital lease, note payable, deferred gain and deferred rent.

Critical Accounting Policies

Warranty
We generally offer a one-year to three-year warranty on all products. A liability is recorded based on estimates of the costs that may be incurred under the warranty obligations and a charge is made to cost of product revenues. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, the gross margins could be adversely affected.

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

Results of Operations

The following table sets forth for the periods indicated our results of operations expressed as a percentage of sales:
	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.0	97.1	77.5	87.9
Gross profit	20.0	2.9	22.5	12.1
Operating expenses:
Sales and marketing	12.6	17.6	14.9	19.9
Research and development	5.3	7.6	5.6	9.7
General and administration	20.0	18.9	18.3	21.9
Total operating expenses	37.9	44.1	38.8	51.5
Loss from operations	(18.0)	(41.2)	(16.4)	(39.5)
Rental income	-	10.8	2.2	13.0
Gain on CNET stock sale	-	-	2.7	-
Equity in loss of affiliates	-	(17.4)	-	(16.0)
Impairment losses on investment in affiliates	-	(6.1)	-	(3.6)
Interest expenses, net	(5.2)	(3.8)	(4.9)	(4.3)
Other income, net	5.9	3.7	5.8	7.2
Net loss	(17.3)	(54.0)	(10.6)	(43.3)

Comparison of Three Months Ended July 31, 2004 and 2003

Net Sales
Net sales for the second quarter of fiscal year 2004 were approximately $2.3 million for the three months ended July 31, 2004 and 2003. Net sales of thin client products increased in the third quarter of fiscal year 2004 to approximately $1.9 million, from approximately $1.5 million for the same period in 2003. Net sales of terminal products decreased to approximately $0.4 million in the third quarter of fiscal year 2004, from approximately $0.7 million for the same period in 2003.

Cost of Sales
Cost of sales was approximately $1.9 million in the third quarter of fiscal year 2004, compared to $2.2 million for the same period in 2003, a decrease of approximately $0.3 million or 15%. The decrease in cost of sales is due principally to old inventory of mobile electronics products being scrapped in the third quarter of fiscal year 2003, of approximately $0.4 million. As a percent of net sales, cost of sales was approximately 80% in the third quarter of fiscal year 2004, compared to approximately 97% for the same period in 2003.

Gross Profit
Gross profit was approximately $0.5 million for the third quarter of fiscal 2004, compared to approximately $0.1 million for the same period in 2003, an increase of approximately $0.4 million, or 617%. The increase is due principally to old inventory of mobile electronics products being scrapped in the third quarter of fiscal year 2003, of approximately $0.4 million. As a percent of net sales, gross profit was approximately 20% in the third quarter of fiscal year 2004, compared to 3% for the same period in 2003.

Sales and Marketing
Sales and marketing expenses were approximately $0.3 million for the third quarter of fiscal year 2004, compared to approximately $0.4 million for the same period in 2003, a decrease of $0.1 million or 26%. As a percent of net sales, sales and marketing expenses decreased to approximately 13% in the third quarter of fiscal year 2004, from approximately 18% for the same period in 2003. The decrease is due principally to the reduction of sales and marketing personnel during the fiscal year 2004.

Research and Development
Research and development expenses remained approximately the same with $0.1 million for the third quarter of fiscal year 2004, compared to approximately $0.2 million for the same period in 2003, a decrease of approximately $49,000, or 28%.

General and Administrative
General and administrative expenses were approximately $0.5 million for the third quarter of fiscal year 2004, compared to approximately $0.4 million for the same period in 2003, an increase of $43,000 or 10%. The increase is due principally to expenses related to audit and restatement of our financial statements. As a percent of net sales, general and administrative expenses increased to approximately 20% for the third quarter of fiscal year 2004, compared to approximately 19% for the same period in 2003.

Rental Income
Rental income was approximately $0.2 million in the third quarter of fiscal year 2003. Due to the termination of the sublease contract in January 2004, no rental income was recorded for the third quarter of fiscal year 2004.

Equity in Loss of Affiliates
Loss from investments was approximately $0.4 million in the third quarter of fiscal year 2003, due to the decrease of the estimated fair market value of these investments. No loss from investments was recorded in the third quarter of fiscal year 2004.

Interest Expenses, net
Interest expenses were approximately $0.1 million during the third quarter of fiscal year 2004, consistent with the third quarter of fiscal year 2003.

Other Income
Other income was approximately $0.1 million during the third quarter of fiscal year 2004, consistent with the third quarter of fiscal year 2003.

Net Loss
In the third quarter of fiscal year 2004, we recorded a net loss of approximately $0.4 million, compared to a net loss of approximately $1.2 million for the same period in 2003, a decrease of approximately $0.8 million or 67%.

Comparison of Nine Months Ended July 31, 2004 and 2003

Net Sales
Net sales for the first nine months of fiscal year 2004 were approximately $7.5 million, compared to approximately $5.7 million for the same period in 2003, an increase of approximately $1.8 million, or 31%. The increase is due principally to higher demand for our thin client products, especially integrated models.
Net sales of thin client products increased in the first nine months of fiscal year 2004 to approximately $6.3 million, from approximately $4.0 million for the same period in 2003. Net sales of terminal products decreased to approximately $1.1 million in the first nine months of fiscal year 2004, from approximately $1.6 million for the same period in 2003.

Cost of Sales
Cost of sales was approximately $5.8 million in the first nine months of fiscal year 2004, compared to approximately $5.0 million for the same period in 2003, an increase of approximately $0.8 million or 15%. As a percent of net sales, cost of sales was approximately 78% in the first nine months of fiscal year 2004, compared to approximately 88% for the same period in 2003. The decrease of cost of sales as percentage of net sales is due principally to the cost of old inventory of mobile electronics products being scrapped in the third quarter of fiscal year 2003 of approximately $0.4 million.

Gross Profit
Gross profit was approximately $1.7 million for the first nine months of fiscal year 2004, compared to approximately $0.7 million for the same period in 2003, an increase of approximately $1.0 million, or 144%. The increase is due principally to the cost of old inventory of mobile electronics products being scrapped in the third quarter of fiscal year 2003 of approximately $0.4 million and to the increase in thin client net sales. As a percent of net sales, gross profit was approximately 23% in the first nine months of fiscal year 2004, compared to approximately 12% for the same period in 2003.

Sales and Marketing
Sales and marketing expenses were approximately $1.1 million for the first nine months of fiscal year 2004, consistent with the first nine months of fiscal year 2003. As a percent of net sales, sales and marketing expenses decreased to approximately 15% in the first nine months of fiscal year 2004, from approximately 20% for the same period in 2003. The decrease is due principally to the reduction of sales and marketing personnel during the fiscal year 2004.

Research and Development
Research and development expenses were approximately $0.4 million for the first nine months of fiscal year 2004, compared to approximately $0.6 million for the same period in 2003, a decrease of approximately $0.1 million or 25%. The decrease is due principally to expenses in the first nine months of fiscal year 2003 in connection with the design, development and testing of management software for thin clients.

General and Administrative
General and administrative expenses were approximately $1.4 million for the first nine months of fiscal year 2004, compared to approximately $1.2 million for the same period in 2003, an increase of $0.1 million or 9%. As a percent of total net sales, general and administrative expenses decreased to approximately 18% for the first nine months of fiscal year 2004, compared to approximately 22% for the same period in 2003. The decrease as percentage of sales is due principally to the increase in total net sales, partially offset by expenses related to the audit and restatement of our financial statements.

Rental Income
Rental income was approximately $0.2 million and approximately $0.7 million in the first nine months of fiscal years 2004 and 2003, respectively. The decrease is due to termination of the sublease agreement in January 2004.

Gain on CNET Stock Sales
In the first nine months of fiscal 2004, we recorded a gain of approximately $0.2 million from the sale of CNET stock. No sale of marketable securities was made during the first nine months of fiscal 2003.

Equity in Loss of Affiliates
Loss from investments was approximately $0.9 million in the first nine months of fiscal year 2003, due to the decrease of the estimated fair market value of these investments. No loss or income from investments was recorded in the first nine months of fiscal year 2004.

Interest Expenses, net
Interest expenses were approximately $0.4 million during the first nine month of fiscal year 2004, compared to approximately $0.2 million in the first nine months of fiscal year 2003, an increase of $0.1 million or 48%. The increase is due principally to additional interest for new amounts borrowed under the credit line with Gemma Hwang.

Other Income
Other income was approximately $0.4 million during the first six months of fiscal year 2004, consistent with the same period in 2003.

Net Loss
In the first nine months of fiscal year 2004, we recorded a net loss of approximately $0.8 million, compared to a net loss of approximately $2.5 million for the same period in 2003, a decrease of approximately $1.7 million, or 68%.

Liquidity and Capital Resources

For the nine month period ended July 31, 2004, net cash used in operating activities of $0.9 million was primarily attributable to a net loss from operations, a decrease in accounts payable and an increase in accounts receivable and prepaids, partially offset by a decrease in inventories and an increase in accrued liabilities. The decrease in accounts payable was due principally to payments made during the period for inventory acquired at the end of fiscal year 2003 related to the replacement of our old motherboard for thin clients, VIA, with a new motherboard, TRANSMETA, while decrease in inventory and increase in accounts receivable were due to an increase in net sales. Prepayments were also made during the period to our suppliers in connection with purchase orders issued. The increase in accrued liabilities is related to unpaid lease obligation after we stopped payments in January 2004. For the nine month period ended July 31, 2003, net cash used in operating activities of $1.0 million was primarily attributable to a net loss from operations and an increase in inventory, partially offset by a decrease in accounts receivable and prepaids and an increase in accounts payable. The lower inventory at the beginning of fiscal 2003 was due principally to higher sales recorded at the end of fiscal year 2002. The decrease in accounts receivable was due to payments received for sales made at the end of fiscal year 2002.
For the nine month period ended July 31, 2004, net cash provided by investing activities of approximately $0.1 million was represented by proceeds from CNET stock sold in January 2004 and payments received for note receivable, partially offset by a loan granted to a related party. For the nine month period ended July 31, 2003, net cash provided by investing activities of approximately $0.1 million was represented by payments received for note receivable.
For the nine month period ended July 31, 2004, net cash provided by financing activities of approximately $0.7 million was represented by amounts borrowed from Gemma Hwang for the line of credit, partially offset by payments for the lease agreement. For the nine months ended July 31, 2003, net cash provided by financing activities of approximately $0.5 million was represented by amounts borrowed from Gemma Hwang for the line of credit, partially offset by payments for the lease agreement.

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

In May 2001, we obtained a line of credit from Gemma Hwang ("Mrs. Hwang"), the spouse of the Company's CEO and majority stockholder, Dr. K. P. Hwang, in the amount of $3.5 million. We can borrow money under this line of credit when needed, in order to assure the continuity of the operations. We granted Mrs. Hwang a security interest in the following described property as collateral for the line of credit:

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

Under this line of credit, which bears interest at prime plus one percent per annum, payable monthly, we received $0.3 million in June 2001, $0.5 million in July 2001, $0.5 million in September 2001, $0.5 million in December 2001, $0.5 million in April 2002, $0.5 million in October 2002, $0.5 million in April 2003 and $0.2 million in June 2003. In November 2001, we paid back approximately $0.5 million from this loan by giving its interest in Alpha Technology and the proceeds from the Koram investment. Starting in May 2003, the interest for this note began to be accrued, rather then paid, as agreed between Mrs. Hwang and us.

In November 2003, we increased the maximum amount of our line of credit with Gemma Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. As of July 31, 2004, the credit line with Gemma Hwang was fully utilized, having a balance of approximately $4.2 million, including approximately $4.0 million principal and approximately $0.2 million accrued interest. In December 2003, Gemma Hwang refused to extend additional funding to our Comapny.

Summary of Liquidity
We used net cash in operations of approximately $0.9 million and $1.0 million for the nine-month periods ended July 31, 2004 and 2003, respectively.  In the first quarter of 2004, we sold all CNET shares of stock and used the proceeds for regular business activities. Also, in the first quarter of 2004, we increased the maximum amount of our line of credit with Gemma Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. As of end of the third quarter of 2004, the credit line with Gemma Hwang was fully utilized, and Gemma Hwang refused to extend additional funding to our Company.

Due to the our experience of recurring losses, we may be required to raise additional financing through the issuance of debt or equity or through other means such as customer prepayments, asset sales or secured borrowings. If additional funds are raised through the issuance of equity, debt securities or secured borrowings, these securities could have rights, preferences and privileges senior or otherwise superior to that of our common shares, and the terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders and such securities may have rights, preferences and privileges senior or otherwise superior to those held by existing shareholders. If we cannot raise funds on terms favorable to it, or raise funds at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. If we are unable to raise additional funds, we may be required to reduce the scope of its planned operations, which could harm our business, or we may need to cease operations.

As of July 31, 2004, we had a working capital deficit of approximately $2.8 million, compared with $1.6 million capital deficit recorded as of October 31, 2003, an increase of $1.2 million or 81%.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004) ("SFAS 123R"), "Share-Based Payment". SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet determined which transition method will be adopted for the recognition of the stock based compensatory expense.

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

Product Development

The computer market is characterized by rapid technological change and product obsolescence, often resulting in short product life cycles and rapid price declines. Our operations will continue to depend primarily on our ability to continue to reduce costs through manufacturing efficiencies and price negotiation with suppliers, the continued market acceptance of its existing products, and our ability to develop and introduce new products. There can be no assurance that we will successfully develop new products or that the new products we develop will be introduced in a timely manner and receive substantial market acceptance. There can also be no assurance that product transitions will be managed in such a way as to minimize inventory levels and obsolescence of discontinued products. Our operating results could be adversely affected if we are unable to manage successfully all aspects of product transitions.

Single-sourced Products

We generally use standard parts and components available from multiple suppliers. However, certain parts and components used in our products are obtained from a single source. If, contrary to our expectations, we are unable to obtain sufficient quantities of any single-sourced components, we will experience delays in product shipments.

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

Factors that Could Affect Stock Price

The market price of our common stock could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, and market conditions in the computer technology industry, as well as general economic conditions and other factors external to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk for changes in interest rates, because its line of credit with Gemma Hwang has a variable interest rate, equal to the Wall Street Journal prime rate published at the beginning of each month, plus one percent. The Company may be able to renegotiate its agreement with Gemma Hwang, regarding the interest rate, as it happened in fiscal 2002, but the success of these negotiations cannot be assured. As of July 31, 2004, the balance of this note was approximately $4.2 million, including approximately $0.2 million accrued interest, and the interest rate was 5.25%.

The market risk for changes in the interest rate for the Company's investments is not significant because these investments are limited to highly liquid instruments with maturities of three months or less. As of July 31, 2004, the Company had approximately $0.6 million classified as cash and cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of July 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Commission ("SEC") Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, except for the material weaknesses disclosed below.

In connection with the audit of the consolidated financial statements for the year ended October 31, 2003, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to the inadequacy of supporting documentation relating to the Company's accounting records and the inadequacy of review and supervision of the preparation of accounting records.

Prior to the issuance of the Company's consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in the consolidated financial statements as of and for each of the three years in the period ended October 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Televideo, except for the lack of stock option records mentioned in Note 9 to the consolidated financial statements, included in the Form 10-K filed with SEC on December 20, 2004..

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CERTIFICATIONS

Exhibit 31.1

I, K. Philip Hwang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended July 31, 2004, of Televideo, Inc.;
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: February 16, 2005	/s/ K. PHILIP HWANG
K. Philip Hwang Chairman and Chief Executive Officer

Exhibit 31.2

I, Richard Kim, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended July 31, 2004, of Televideo, Inc.;
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
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, for the purposes of 18 U.S.C. Section 1350, in his capacity as an officer of Televideo, Inc. (the "Company"), that, to his knowledge:

(a) the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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