Form 10-K
period 2004-10-31
TELEVIDEO INC
filed 2005-06-09
CIK 353779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: October 31, 2004

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

The approximate aggregate market value of registrant's common stock held by non-affiliates on February 25, 2005 (based upon the closing sales price of such stock as reported in the over the counter market as of such date) was $1,357,200.

As of April 1, 2005, 11,310,000 shares of registrant's common stock were outstanding.

Disclosure Regarding Forward-looking Statements

This Annual Report on Form 10-K for the fiscal year ended October 31, 2004 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These kinds of statements are signified by words such as "believes," "anticipates," "expects," "intends," "may," "will," and other similar expressio ns. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond control of the Company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

To obtain a free copy of this Form 10-K, please send your written request to TeleVideo, Inc., 2345 Harris Way, San Jose, CA 95131. More information about TeleVideo is available on our website, at www.televideo.com.

TABLE OF CONTENTS

Introductory Statement

References in this Form 10-K to "TeleVideo," the "Registrant," "We," or the "Company" refer to TeleVideo, Inc. and its subsidiaries unless the context indicates otherwise. This report contains registered and unregistered trademarks of other companies.

PART I

ITEM 1. BUSINESS

Restatement of Financial Statements

The Company has restated its consolidated financial statements for the fiscal years ended October 31, 2001 and 2002 and for the quarters ended January 31, 2001 through July 31, 2003. All applicable financial information contained in this Form 10-K gives effect to these restatements. Accordingly, the financial statements for those periods described above that have been included in the Company's previous filings with the Securities and Exchange Commission ("SEC") in 2003 or earlier or included in previous announcements in 2003 or earlier should not be relied upon. The Company's Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on December 20, 2004, contains restated information for all of the above-mentioned periods. The restatement is discussed in the Form 10-K, Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -Restatement of Financial Statements," Notes 2 and 15 of the notes to consolidated financial statements included in Item 8, and Item 9A, "Controls and Procedures." The information contained in this Form 10-K should be read in conjunction with the relevant information contained in that Form 10-K.

The net effect of the restatement adjustments applicable to periods reported in this Form 10-K is to decrease our net loss by approximately $0.1 million, or $0.007 per share, for the fiscal year ended October 31, 2002. Our consolidated statement of cash flow has been restated to reflect changes in assets and liabilities resulting from restatement adjustments during the period as discussed above. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Restatement of Financial Statements" and Note 2 of the notes to consolidated financial statements included in Item 8 for additional information regarding the restatement.

The Company

Founded in 1975, TeleVideo has been a market leader providing innovative high performance terminal and network computer products to the business and consumer markets. The Company markets its products worldwide primarily through distributors, value-added resellers ("VARs"), systems integrators, and original equipment manufacturers ("OEMs").

The Company first became a leader in the video display terminal industry by introducing a new generation of "smart" terminals based on the Intel microprocessor at a time when "dumb" terminals were the industry standard. TeleVideo holds a number of proprietary terminal emulations, including the TV910 and TV9425, which have been an industry standard for more than 15 years and are currently used in millions of terminals worldwide. TeleVideo has been using its experience in server-based network computing to forge new ground in delivering thin-client solutions. Thin-clients are a category of terminals that do not have local storage devices, and all the programs and data are saved on the server.

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

With the deployment of TeleCLIENTs in the network, users have the ability to access and manage windows-based applications for healthcare, manufacturing, education, financial, government, hospitality, and POS (point of sale) applications, all within the familiar Microsoft Windows user interface. Compared to traditional display terminals, TeleCLIENTs allow access to legacy servers and the Internet, thereby allowing the use of traditional mainframe applications together with the performance of web-based services.

TeleCLIENTs can be loaded with any of the Microsoft Windows CE.net, Microsoft XPe, or Linux operating systems. Integrated with a 15 or 17-inch LCD, stand-alone, internal wireless, touchscreen, and smart card readers are just a few of the features, options, and form factors TeleCLIENT supports.

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

Product Development

TeleVideo serves markets that are characterized by rapid technological change and the Company has continuous ongoing efforts to develop new products. The Company has recently introduced stand-alone versions of its thin-client products with varying monitor sizes, ranging up to 17-inch flat-panel displays. In addition, the Company is continuing the development of a wireless thin-client product using the 802.11b protocol. During fiscal 2004, TeleVideo spent approximately $0.6 million on Company-sponsored research and development. Company-sponsored research and development expenses for fiscal 2003 and 2002 were approximately $0.7 million and $0.6 million, respectively. The Company did not engage in any customer-sponsored research and development program during such years.

Due to the fast pace of technological advances, the Company must be prepared to design, develop, and manufacture new and more powerful low-cost products in a relatively short time. TeleVideo believes it has had mixed success to date in accomplishing these goals simultaneously. Like other companies in the computer industry, we may continue to experience delays in completing new product design and tooling. There is no assurance that the Company will be able to design and manufacture new products, including its TeleCLIENT family of products, that can respond to the rapid changes in the marketplace.

Sales, Marketing, and Customers

North American sales are handled from TeleVideo sales offices located in San Jose, California, Lake Forest, California and Hoffman Estates, Illinois. Products are sold through distributors, mass merchants, retail stores, VARs, systems integrators, and OEMs.

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

TeleVideo, through its headquarters' marketing and supporting staff, continues to work closely with its distributors, mass merchants, retail stores, VARs, systems integrators, and OEMs. TeleVideo's marketing staff provides customers with training, sales and promotional materials, trade show participation and sales leads. The marketing staff also serves the product-marketing role, giving direction to product management and competitive positioning. The Company spent approximately 0.4% ($38,000), 1% ($0.1 million), and 1% ($0.1 million) of its net revenues on advertising in fiscal 2004, 2003, and 2002, respectively.

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

For the fiscal year ended October 31, 2004, one customer represented 14% of total net revenue, while for the fiscal year ended October 31, 2003, one customer represented 11% of total net revenue. In fiscal year 2002, no customer represented 10% or more of total net revenue. TeleVideo sales terms are typically net 30 days.

International Sales

TeleVideo had export sales (primarily to Europe, Asia and Latin America) of approximately $0.6 million in fiscal 2004 (representing 6% of total net sales), $1.1 million in fiscal 2003 (13% of total sales) and $1.2 million in fiscal 2002 (15% of total net sales). In fiscal 2003, we appointed an agent in the United Kingdom to manage the sales on the European market.

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

Equity Method and Cost Method Investments

The Company reevaluates its investment portfolio for eventual impairments on a periodic basis. Our investment portfolio includes equity and debt investments in publicly-traded and privately-held emerging technology companies. These emerging technology companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financi al information and current market rates; liquidation values; the values of recent rounds of financing; and quoted market prices of comparable public companies. In order to determine whether a decline in value is other than temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company's industry; the company's relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Ningbo China
In October 2000, TeleVideo acquired a 10% ownership interest in Televideo (China) Co., Ltd. ("Ningbo"), a manufacturer of computer terminals and monitors, through a $1.0 million investment. In December 2000, TeleVideo acquired an additional 20% ownership interest in Ningbo for $2.0 million. In that same month, TeleVideo changed its method of accounting for this investment from the cost method to the equity method. Under the terms of the investment, TeleVideo was to provide certain technology and professional training on its terminal products, including technology relating to the processor used for TeleClient, in exchange for $2.5 million payable over a two-year term. During the second quarter of 2003, Ningbo definitively stopped all its operations and closed all of its facilities. After all further attempts to recover the money from this investment failed, the balance amount of this investment of approximately $0.4 million was written off as of July 31, 2003.

Cost Method

mySimon, Inc.
In September 1998, the Company invested $1.0 million in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock. On February 29, 2000, CNET Networks, Inc. (formerly, CNET, Inc. or "CNET") completed the acquisition of mySimon, Inc. As a result of this acquisition, the Company received 375,108 shares of common stock of CNET in exchange for 100% of its interest in mySimon, Inc. In connection with the transaction, the Company adjusted its balance sheet to reflect the conversion to a marketable security classified as available for sale. The cost method used to book the investment in mySimon was changed to the market value method in accordance with Statement of Financial Accounting Standards ("SFAS") 115," Accounting for Certain Investments in Debt and Equity Securities," to record the investment in CNET stock. During the fiscal years 2000 and 2001, the Company recognized gains from the sales of CNET st ock of $10.1 million and $0.3 million, respectively. In January 2004, the Company sold all of its remaining shares of CNET common stock and the proceeds of approximately $0.3 million were used for regular business activities.

Biomax Co, Ltd.
On May 12, 2000, the Company purchased, for a cash investment of approximately $0.9 million, an aggregate of 45,000 ordinary shares of Biomax Co., Ltd. ("Biomax"). Biomax is a startup company, with its principal offices located in Seoul, Korea, engaged in developing an herbal product to help lower cholesterol levels in humans. Its existing technology was developed by and obtained from the Korea Research Institute of Bioscience and Biotechnology. The Company's investment in Biomax represents a 15% interest in this privately held corporation. The agreement gives the Company the right to nominate one member to the Biomax Board of Directors. Dr. K. Philip Hwang, the Company's Chairman of the Board and Chief Executive Officer, was nominated and elected to the Biomax board. The Company has the right to participate in future sales of Biomax securities to maintain its proportionate interest in Biomax. In the event the Company wants to sell all or a portion of its shares, it has given Biomax and Biomax's President, who is its controlling shareholder, a right of first refusal to purchase these shares. Biomax also agreed to discuss with the Company certain specified kinds of events and transactions that could materially impact Biomax's business, capital structure, and financial condition. The agreement further prohibits Biomax from sharing its technology with third parties or assisting with research and development efforts of third parties without the prior written consent of the Company, other than in the normal course of business, and further prohibits the controlling shareholder from engaging in businesses that could compete with Biomax. The restrictions and promises in the agreement will terminate when the Company sells at least 70% of the shares it acquired under the agreement.

The financial statements received from Biomax report sales of approximately $0.3 million and a net loss of approximately $0.1 million for the first six months of 2004. The accumulated deficit from the start of the business is approximately $1.4 million at June 30, 2004. Total assets were approximately $1.0 million, and total liabilities were approximately $0.8 million at June 30, 2004, resulting in total stockholders' equity of approximately $0.3 million. Considering that TeleVideo's interest in this company is 15%, the fair market value of this investment was estimated at approximately $0.1 million as of October 31, 2004. In reaching this valuation, TeleVideo considered the following factors: the company's shares are not publicly traded, there have been no known recent transactions in the company's shares, no financial projections are available from the company's management, and prior operating results have been negative. Therefore, in a ccordance with the valuation methodology adopted by TeleVideo, this company has been valued on a pro-rata share of stockholders' equity basis.

Xeline (Keyin) Telecom Co. Ltd.
On May 12, 2000, the Company purchased for approximately $2.5 million an aggregate of 15,278 ordinary shares of Xeline (Keyin) Telecom Co. Ltd. ("Xeline"). Xeline is a private company located in Seoul, Korea, that is engaged in developing power line technology for electricity transportation. The Company's investment in Xeline represents a 5.75% interest in this corporation. The Company has the right to participate in future sales of Xeline securities to maintain its proportionate interest in Xeline. In the event the Company wants to sell all or a portion of its shares, it has given Xeline and its controlling shareholder, who is also its President and Chief Executive Officer, a right of first refusal to purchase the shares. Xeline also agreed to keep the Company expressly advised regarding certain specified kinds of events and transactions that could materially impact Xeline's business, capital structure, and financial condition. Xeline has agreed that it will n ot transfer its power line communications ("PLC") technology to a third party without the prior written consent of the Company, except in the context of a strategic technology transfer agreement approved by the Xeline Board. The investment agreement also contemplates that TeleVideo will participate in a strategic alliance with Xeline under the terms of which TeleVideo will support Xeline in its overseas marketing and sales activities related to Xeline's PLC technology. In addition, TeleVideo and Xeline will cooperate to incorporate Xeline's PLC technology into TeleVideo's computer products, including the TeleClient series. The parties contemplated entering into a separate sales and marketing agreement to more fully document the terms and conditions of the strategic relationship.

At the end of year 2004, Xeline recorded a large stockholders deficit and the Company considered that it was a permanent impairment in the value of this investment. Consequently, the investment balance of approximately $0.2 million was written off as of October 31, 2004.

MultiMedia SOC, Inc. (formerly referred to as Synertek, Inc.)
In June 2000, the Company purchased for $1,000,000 in cash an aggregate of 285,714 shares of common stock of MultiMedia SOC, Inc., a Nevada corporation, representing an 8% interest in this company. MultiMedia SOC, Inc. manufactures and sells handheld digital multimedia and communications appliances.
During the fiscal year ended in 2003, MultiMedia SOC has signed a termsheet for a substantial investment by a third party. The amount of the investment, the terms, and the implied valuation of MMSOC were confidential. Because the investment was not consummated, MMSOC was dissolved, and, consequently, the entire balance of approximately $0.2 million was written off as of July 31, 2003.

Competition

TeleVideo believes that brand recognition, product quality, availability, extensive standard product features, service, and price are significant competitive factors in the Company's markets. In addition to the factors listed above, the principal considerations for distributors and resellers in determining which products to offer include profit margins, immediate delivery, product support, and credit terms. TeleVideo has continued and in the future will likely continue to face significant competition, with respect to these factors, particularly from the large international manufacturers. Most of these companies have significantly greater financial, marketing, and technological resources than the Company and may be able to command better terms with their suppliers because of volume discounts. The Company's three dominant competitors have approximately 37%, 20% and 17% of the worldwide market, compared to less than 1% for the Company. Therefore, there is no assurance that the Company will be able to successfully compete in the future.

Production

The Company subcontracts substantially all of the manufacturing of its products to manufacturers in Taiwan, the People's Republic of China and South Korea. The testing, inspection, and some minor assembly work are done at our California headquarters. We believe our current facilities in California will continue to be adequate for our purposes in the foreseeable future.

The Company's largest supplier accounted for approximately 28% (approximately $2.1 million) of net purchases in fiscal 2004. Loss of this supplier might have an adverse effect on the product supply of the Company. The Company believes, however, that in most cases, alternative sources of supply could be arranged as and when needed by the Company. To date, TeleVideo has not experienced any significant difficulties or delays in production of its products.

Proprietary Rights

The Company regards certain aspects of its products as proprietary and relies upon a combination of trademark and copyright laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary rights. The Company has registered trademarks in the United States and in over 20 foreign countries for "TeleVideo" and the TeleVideo logo. The continuing development of the Company's products and business is dependent, primarily, on the knowledge and skills of certain of its employees. To protect its rights to its proprietary information, the Company requires all employees and consultants to enter into confidentiality agreements that prohibit the disclosure of confidential information to persons unaffiliated with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's technology or other confidential information in the event of any unauthorized use or disclosure. There als o can be no assurance that third parties will not independently develop products similar to or duplicative of products of the Company. The Company believes that due to the rapid pace of technological change in its industry, the Company's success is likely to depend more upon continued innovation, technical expertise, marketing skill and customer support than on legal protection of the Company's proprietary rights.

Government Regulations

Most of the Company's products are subject to regulations adopted by the Federal Communications Commission ("FCC"), which establishes radio frequency emanation standards for computing equipment. TeleVideo believes that all of the Company's products that are subject to such regulations comply with these regulations. Although there can be no assurance, the Company has no reason to believe that new products will not also be approved. Failure to comply with the FCC specifications could preclude the Company from selling non-complying systems in the United States until appropriate modifications are made. To date, the Company has not encountered any FCC compliance issues.

Employees

As of April 1, 2005, the Company's full-time employees totaled 19, as compared to 30 employees reported at the end of fiscal year 2003. Of the total number of employees, 7 are engaged in product research, engineering, development and manufacturing, 7 in marketing and sales and 5 in general management and administration. We believe that our future success will depend, in part, on our ability to attract and retain skilled technical, marketing, and management personnel. None of the Company's employees is subject to a collective bargaining agreement or represented by a union, and the Company has never experienced a work stoppage. We believe that our employee relations are good.

ITEM 2. PROPERTIES

The Company's headquarters, research and development and administrative operations are housed in a 69,630 square foot building located on 2.5 acres in San Jose, California. On December 28, 1998, the Company sold the building and leased it back. On August 9, 2004, the Company purchased all the membership interests in TVCA, LLC ("TVCA") from affiliates of its landlord. TVCA is the entity that owns the property at which the Company's headquarters are located. As consideration for the membership interests in TVCA, the Company paid an amount of $10.00. In addition to the property at 2345 Harris Way, TVCA is also obligated under a certain non-recourse promissory note with a balance of approximately $8.8 million for which the property serves as security. See Note 8 of notes to consolidated financial statements for more information regarding this transaction.

The Company leases domestic sales offices in Hoffman Estates, Illinois and Lake Forest, California. Both are month-to-month tenancy leases. Management believes that the Company would be able to secure an extension to the leases if such extensions are deemed necessary in the future. Both leases are accounted for as operating leases.

ITEM 3. LEGAL AND OTHER PROCEEDINGS

The Company has been named as a defendant in a lawsuit filed in the normal course of its business.  In the opinion of management and after consulting with legal counsel, the liabilities, if any, resulting from this matter will not have a material effect on the financial statements of the Company. In November 2004, the lawsuit was settled in the Company's favor.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

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

	High	Low
FISCAL 2003:
First Quarter	$0.07	$0.04
Second Quarter	0.06	0.06
Third Quarter	0.07	0.04
Fourth Quarter	0.50	0.04
FISCAL 2004:
First Quarter	$0.35	$0.17
Second Quarter	0.75	0.24
Third Quarter	0.31	0.13
Fourth Quarter	0.62	0.16

On April 1, 2005, there were 758 holders of record of the Company's common stock and the closing price of the Company's common stock in the over-the-counter market was $0.14 per share. The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company presently intends to retain any earnings for use in its business.

 ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data reflect the continuing operations of TeleVideo for the fiscal years ended October 31, 2000 through 2004. The data below has been derived from the Company's audited consolidated financial statements for the fiscal years presented and should be read in conjunction with such audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein.

	Year Ended October 31, (in thousands, except per share data)
	2004		2003		2002	2001	2000
					As Restated	As Restated
Consolidated Statements of Operations Data:
Net sales		$9,483		$8,635	$8,028	$6,816		$6,928
Loss from operations		(1,561)		(2,865)	(2,667)	(3,048)		(4,794)
Net income (loss)	(5)	(474)	(4)	(2,805)	(3) (2,560)	(1) (6,331)	(2)	4,752
Net income (loss) per share
Basic and diluted		(0.04)		(0.25)	(0.23)	(0.56)		0.42
Consolidated Balance Sheets Data:
Cash and cash equivalents		$747		$596	$898	$870		$3,262
Working capital		(2,039)		(2,146)	(287)	1,345		5,501
Total assets		9,125		12,776	13,022	16,237		23,329
Loans and capital lease obligations		12,792		8,043	7,715	7,016		5,812
Stockholders' equity (deficit)		(5,025)		(4,372)	(1,768)	895		8,299
(1)	Includes loss from investments of $4,709.
(2)	Includes net gains from the sales of C-NET stock of $10,059.
(3)	Includes loss from investments of $1,101.
(4)	Includes loss from investments of $1,145.
(5)

Includes net gain from the sales of C-NET stock of $203, reserve for loan receivable-related party of $62, loss from investments of $164, gain on termination of sale-leaseback transaction of $4,929 and goodwill impairment of approximately $3,358.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying Notes to Consolidated Financial Statements for a discussion of operating results, liquidity needs, restatement of financial statements, and acquisitions and dispositions during the periods.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS

General

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, asset impairments, income taxes, warranty obligations, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. Except as otherwise noted, the discussion of financial results gives effect to the accounting adjustments described in "Restatement of Financial Statements" below.

Restatement of Financial Statements

We have restated our consolidated financial statements for the fiscal years ended October 31, 2001 and 2002 and for the quarters ended January 31, 2001 through July 31, 2003. All applicable financial information contained in this Form 10-K gives effect to these restatements. Accordingly, the financial statements for those periods described above that have been included in our previous filings with the Securities and Exchange Commission ("SEC") in 2003 or earlier or included in previous announcements in 2003 or earlier should not be relied upon. Our Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on December 20, 2004, contains restated information for all of the above-mentioned periods. The restatement is discussed in the Form 10-K, Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -Restatement of Financial Statements," Notes 2 and 15 o f the notes to consolidated financial statements included in Item 8, and Item 9A, "Controls and Procedures." The information contained in this Form 10-K should be read in conjunction with the relevant information contained in that Form 10-K.

The net effect of the restatement adjustments is to decrease the Company's net loss by $0.1 million or $0.007 per share, in fiscal year 2002. The Company's consolidated statement of cash flow has been restated to reflect the reclassification of changes in assets and liabilities during the period as discussed above.

A summary of the significant effects of the restatement for the fiscal year 2002 is as follows (in thousands, except per share amounts):
	For the year ended October 31, 2002
	As Reported	Restated
Consolidated Statements of Operations Data
Net sales	$ 8,204	$ 8,028
Gross profit	1,136	1,029
Operating loss	(2,915)	(2,667)
Net loss	(2,634)	(2,560)
Net loss per common share	$ (0.23)	$ (0.23)

Sales and Cost Of Sales
The Company discovered that certain shipments of evaluation and replacement units, where a right of return existed, were recognized as revenue (sales), rather than temporary transfers of inventory. Consequently, the amount of the net revenue and the timing of the revenue originally recorded required adjustment. These adjustments caused the pre-tax loss to increase by $176,000 in fiscal year 2002. The effect of the revenue adjustments on pre-tax loss was partially offset by the adjustments of cost of goods sold for these shipments. These adjustments caused the pre-tax loss to decrease by $61,000 in fiscal 2002.

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

The Company identified that it had not been accounting for its lease expenses, starting on January 1999, on a straight-line basis in accordance with Financial Accounting Standards Board ("FASB") Technical Bulletin ("FTB") 85-3. As a result, the Company adjusted its lease expense and the related deferred lease liability. The deferred rent adjustment increased the net loss by $148,000 for fiscal year 2002.

After introducing the new TeleClient line of products in 1998, the sales agreements signed with some of our top vendors, the Company committed to participate in cooperative advertising programs, if certain criteria regarding sales performance and the content of advertising programs were met. After reviewing the sales agreements with existing customers, the Company concluded that the cooperative advertising accrual balance of $252,000 was no longer necessary at January 31, 2002 because all these contracts were either expired or renegotiated and the clause regarding cooperative advertising programs was excluded from the new contracts. Consequently, the entire balance of this account was written off in the first quarter of fiscal 2002, and the effect of this adjustment was to decrease the net loss for fiscal 2002 by $252,000.

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

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

Net Sales
Net sales for fiscal year 2004 were approximately $9.5 million, compared to $8.6 million in fiscal 2003, an increase of $0.8 million, or 10%. Sales of terminals have decreased in fiscal 2004 to $1.6 million from $2.2 million in fiscal 2003, a decrease of $0.6 million or 27%. The sales of TeleClients were approximately $7.8 million in fiscal 2004, compared to approximately $6.3 million in fiscal 2003, an increase of $1.5 million or 24%.

Cost of Sales
Cost of sales for fiscal year 2004 was approximately $7.5 million, compared to $7.6 million in fiscal 2003, a decrease of $0.1 million, or 1%. The decrease is due principally to scrapped inventory, mainly mobile electronics products, in the amount of approximately $0.4 million in fiscal year 2003, compared to approximately $10,000 in fiscal year 2004, and to the decrease of production costs, partially offset by the increase in net sales.

Sales and Marketing
Sales and marketing expenses for fiscal year 2004 were approximately $1.3 million, compared to $1.6 million in fiscal 2003. As a percentage of net sales, sales and marketing expenses decreased to 14% for the fiscal 2004, from 19% for the fiscal year 2003. The decrease is due principally to the reduction of sales and marketing personnel during fiscal year 2004.

Research and Development
Research and development expenses were approximately $0.6 million in fiscal 2004, compared to $0.7 million in fiscal 2003. As a percentage of net sales, research and development expenses were 6% in fiscal 2004, compared to 9% in fiscal 2003. The decrease is primarily due to the decrease of expenses for molding tools at our manufacturing location.

General and Administrative
General and administrative expenses were approximately $1.7 million in fiscal 2004, compared to $1.6 million in fiscal 2003, an increase of $0.1 million or 5%. The increase is due primarily to expenses related to the termination of our sale-leaseback transaction in fourth quarter of fiscal 2004. As a percentage of net sales, general and administrative expenses were 17% and 18% in fiscal years 2004 and 2003, respectively.

Loss from Operations
We recorded loss from operations of approximately $4.9 million in fiscal 2004, compared to approximately $2.9 million in fiscal year 2003, an increase of $2.1 million or 72%.

Other Income, net
Other income, net of other expenses, was of approximately $4.4 million for the fiscal year 2004, compared to a net other income of approximately $0.1 million in fiscal 2003. The increase of other income is due principally to the gain from the termination of our sale-leaseback transaction, partially offset by an increase of interest expense.

Income Tax
No income tax was recorded for 2004 or 2003. The Company has approximately $98.4 million in federal net operating loss and credit carryovers and approximately $20.6 million in state net operating loss carryovers available to offset future federal and state corporate income tax liabilities. No net deferred tax assets have been recognized by the Company for any future tax benefit to be provided from the loss and credit carry forwards since the realization of any such benefit is not assured.

Net Loss
The net loss for fiscal 2004 was approximately $0.5 million, compared to a net loss of $2.8 million in fiscal 2003, a decrease of $2.3 million, or 83%. The decrease is principally due to the gain from the termination of our sale-leaseback transaction, an increase in total net sales and improved gross margin and due to the decrease of operating expenses, partially offset by an increase in interest expense.

Net Loss per Share
Net loss per share in fiscal 2004 was $0.04, compared to a net loss per share in fiscal 2003 of $0.25, based on 11,310,000 weighted average shares outstanding.

Fiscal 2003 Compared to Fiscal 2002

Net Sales
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

Cost of Sales
Cost of sales for fiscal year 2003 was approximately $7.6 million, compared to $7.0 million in fiscal 2002, an increase of $0.6 million, or 8%. The increase in cost of sales was due principally to the increase in net sales, as the gross profit remained at the same level of approximately $1.0 million for fiscal years 2003 and 2002.

Sales and Marketing
Sales and marketing expenses for fiscal year 2003 were approximately $1.6 million, compared to $1.3 million in fiscal year 2002. As a percentage of net sales, sales and marketing expenses increased to 19% in fiscal 2003 from 17% in fiscal year ended in 2002. The increase is due principally to the effect of the cooperative advertising accrual written off in 2002 of approximately $0.3 million. Without this adjustment, sales and marketing expenses would have decreased as a percentage of net sales from 20% in fiscal 2002 to 19% in fiscal 2003.

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

General and Administrative
General and administrative expenses were approximately $1.6 million in fiscal 2003, compared to $1.8 million in fiscal 2002, a decrease of $0.2 million or 10%. As a percentage of net sales, general and administrative expenses were 18% in fiscal 2003, compared to 22% in 2002. The decrease is due to the reduction in administrative headcount.

Loss from Operations
The Company's loss from operations was approximately $2.9 million in fiscal 2003, compared to $2.7 million fiscal 2002, an increase of $0.2 million or 7%.

Other Income, net
Other income, net of other expenses was approximately $0.1 million in fiscal 2003, the same as in fiscal 2002.

Net Loss
The net loss for fiscal 2003 was approximately $2.8 million, compared to a net loss of $2.6 million in fiscal 2002, an increase of $0.2 million, or 10%. The increase is due principally to the effect of the cooperative advertising accrual written off in 2002 of approximately $0.3 million. Without this adjustment, the net loss would be approximately $2.9 million in fiscal 2002, compared to approximately $2.8 million in fiscal 2003.

Net Loss per Share
Net loss per share in fiscal 2003 was $0.25, compared to a net loss per share in fiscal 2002 of $0.23, based on 11,310,000 weighted average shares outstanding.

Liquidity and Capital Resources

For the fiscal year ended October 31, 2004, net cash used in operating activities of $0.6 million was primarily attributable to a net loss from operations, a decrease in accounts payable and an increase in prepayments, partially offset by a decrease in inventories and an increase in accrued liabilities. The decrease in accounts payable was due principally to payments for inventory acquired at the end of fiscal year 2003 related to the replacement of our old VIA motherboard for thin clients with a new TRANSMETA motherboard, while the decrease in inventory was due to an increase in net sales. Prepayments were also made during the period to our suppliers in connection with purchase orders issued. The increase in accrued liabilities is primarily due to unpaid interest for the loan from Gemma Hwang.

For the fiscal year ended October 31, 2003, net cash used in operating activities of $0.7 million was primarily attributable to a net loss from operations and an increase in inventory, partially offset by an increase in accounts payable and a decrease in accounts receivable and prepaids. The increase in inventory during fiscal 2003 was related to the replacement of our old VIA motherboard for thin clients with a new TRANSMETA motherboard. The decrease in accounts receivable was due to payments received for sales made at the end of fiscal year 2002.

For the fiscal year ended October 31, 2004, net cash provided by investing activities of approximately $42,000 was represented by proceeds from sale of CNET stock, offset by loans to a related party. For the fiscal year ended October 31, 2003, net cash provided by investing activities of approximately $0.1 million was represented by payments received on notes receivable.

For the fiscal year ended October 31, 2004, net cash provided by financing activities of approximately $0.7 million was represented by amounts borrowed from Gemma Hwang under the line of credit, partially offset payments under the lease and loan agreements. For the fiscal year ended October 31, 2003, net cash provided by financing activities of approximately $0.3 million was represented by amounts borrowed from Gemma Hwang for the line of credit, partially offset by payments for the lease agreement.

In March 2000, the Company received approximately 375,000 shares of CNET common stock when CNET acquired mySimon, an Internet company. During fiscal 2000, TeleVideo sold approximately 335,000 shares of CNET stock, the aggregate proceeds of which were approximately $11.0 million. During fiscal 2001, the Company sold approximately 8,000 shares of CNET stock for approximately $0.3 million. In January 2004, the Company sold all its shares of CNET common stock and proceeds of approximately $0.3 million were used for regular business activities.

In December 1998, the Company sold its 69,360 square foot headquarters building in San Jose, California, including land and improvements, to TVCA, LLC, a Delaware limited liability company ("TVCA") unaffiliated with TeleVideo, for $11.0 million. Consideration consisted of $8.25 million in cash and a $2.8 million promissory note. The note beared interest at 7.25% per annum. Principal and accrued interest are payable in equal monthly installments of $21,735 on the first day of each month through December 1, 2013, with the remaining principal due at that time. As mentioned in Note 8, this note receivable was written off during fiscal year 2004 in connection with the purchase of TVCA, LLC.

The Company concurrently leased back this facility over a 15-year lease term expiring in December 2013. The land component has been recorded as an operating lease. The building component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.3 million. As a result of the sale for $11.0 million, a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.5 million, was being amortized over the 15-year lease life on the straight-line method. The deferred gain attributable to the building element, which approximates $4.5 million, was being amortized over the leased building asset life, which has been determined to be the 15-year lease term, on a straight-line method. In February 2004, the Company entered into an agreement that resulted in the termination of our sale-leaseback tra nsaction.

On August 9, 2004, the Company purchased all the membership interests in TVCA, LLC ("TVCA") from affiliates of its landlord. TVCA is the entity that owns the property at which the Company's headquarters are located. As consideration for the membership interests in TVCA, the Company paid an amount of $10.00. In addition to owning the property at 2345 Harris Way, TVCA is also obligated under a certain non-recourse promissory note with a principal balance of approximately $8.8 million for which the property serves as security. See Note 8 of notes to financial statements for more information about this transaction.

In December 2000, the Company entered into a lease agreement to sublease a portion of its main facility to a company unaffiliated with TeleVideo. The operating sublease provided that the sublessee pay taxes, maintenance, insurance and other occupancy expense applicable to the subleased premises. The lease agreement expired on January 10, 2004 and was not renewed.

At the end of fiscal 2004, the Company had a working capital deficit of approximately $2.0 million, compared to a $1.6 million recorded at the end of fiscal 2003, an increase of $0.4 million, or 25%.

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

During fiscal years 2003 and 2004, Xeline, Synertech and Ningbo China were written off from the Company's books due to impairments in their fair market value, and, consequently, the value of the assets granted as security interest for this note was reduced.

Under this line of credit, which bears interest at prime plus one percent per annum, payable monthly, the Company received $0.3 million in June 2001, $0.5 million in July 2001, $0.5 million in September 2001, $0.5 million in December 2001, $0.5 million in April 2002, $0.5 million in October 2002, $0.5 million in April 2003 and $0.2 million in June 2003. In November 2001, the Company paid back approximately $0.5 million from this loan by giving its interest in Alpha Technology and the proceeds from the Koram investment. Starting in May 2003, the interest for this note began to be accrued, rather then paid, as agreed between the Company and Mrs. Hwang. In November 2003, Gemma Hwang agreed to increase the maximum credit amount for the note payable from $3.5 million to $4.0 million, all other conditions remaining the same. Under the new agreement, the Company borrowed $0.3 million in November 2003 and $0.5 million in December 2003. As of October 31, 2004, the balance of the loan was $4.3 million, including principal of $4.0 million and accrued interest of approximately $0.3 million, with an interest rate of 6.25%.

The Company's CEO, Dr. K. Philip Hwang ("Dr. Hwang"), is a 5% shareholder of TeleMann, Inc., a subsidiary of Global Telemann Systems, Inc. ("GTS"), a privately held company. In fiscal year 2004, the Company agreed to loan GTS up to $0.3 million, with an annual interest rate of 6%, and GTS borrowed a total of $0.3 million. Up to $0.2 million from this loan was personally guaranteed by Dr. Hwang. As of October 31, 2004, the balance of the loan was approximately $0.3 million and after Telemann failed to meet the loan agreement conditions, the Company reserved approximately $0.1 million against the loan. The Company has filed a lawsuit against Telemann and is waiting for the results of this action before requesting the payment of $0.2 million guaranteed by Dr. Hwang.

During fiscal year 2004, the Company had serious financial difficulties, due to the continuous loss from operations, to the ending of the sublease agreement with its tenant and to the decision of Gemma Hwang to stop financing the Company. As a result, the Company was unable to meet its obligation under the lease agreement for the headquarters property, and the Company entered into an agreement to cancel the lease agreement and to purchase TVCA, LLC ("TVCA"), the legal entity which owned the headquarters property. In exchange, the Company assumed the loan obligations collateralized by the property. After acquiring the property in August 2004, total monthly obligations were reduced from approximately $120,000 per the lease agreement to approximately $82,000 for loan and escrow payments. At the same time, the Company continued to record loses from operations and its financial condition was deteriorating. After an analysis of a revenue forecast for fiscal year 2005, it was determined that the anticipated sales would not generate enough cash flow to continue operations through the end of the year. Consequently, if there is not a significant improvement in our operations' activities, a substantial increase in sales or a significant reduction of operational expenses, and we are unable to find additional sources of income or financing resources, including the rental of our available space at the headquarters property, we may be unable to sustain our operations through the end of fiscal 2005.

In January 2005, the Company entered into a definitive agreement with Neoware, Inc. ("Neoware"), one of its competitors, under which Neoware will acquire the Company's thin client business, including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements for $5 million in cash plus a potential earn-out based upon performance. In addition, as of January 12, 2005, TeleVideo retained Neoware as its exclusive distributor and sales agent and all TeleVideo thin client products are available directly from Neoware. The transaction is subject to regulatory approval and the acquisition was originally expected to close in March 2005, subsequently changed to June 2005.

We have not entered into any off-balance sheet financing arrangements and we have not established any variable interest entities. We do not have any unconditional purchase obligations or non-cancelable commitments for capital expenditures. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets.

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

Product Development

The computer market is characterized by rapid technological change and product obsolescence, often resulting in short product life cycles and rapid price declines. The Company's operations will continue to depend primarily on its ability to continue reducing costs through manufacturing efficiencies and price negotiation with suppliers, the continued market acceptance of its existing products, and its ability to develop and introduce new products. There can be no assurance that TeleVideo will successfully develop new products or that the new products it develops will be introduced in a timely manner and receive substantial market acceptance. There can also be no assurance that product transitions will be managed in such a way as to minimize inventory levels and obsolescence of discontinued products. The Company's operating results could be adversely affected if TeleVideo is unable to manage successfully all aspects of product transitions.

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

Factors that Could Affect Stock Price

The market price of TeleVideo's common stock could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, and market conditions in the computer technology industry, as well as general economic conditions and other factors external to the Company. In fiscal 2004, the highest price for TeleVideo shares of stock was $0.75, and the lowest price was $0.13.

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

Investments in Affiliates

Investments in affiliates represent approximately 1% of the Company's total assets at October 31, 2004. If there is additional impairment in the carrying value of the affiliate investments, the Company will reduce the carrying value of such investments. During fiscal year 2004, the Company decreased the carrying value of its affiliate investments by approximately $0.2 million.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for existing or new contracts for fiscal periods beginning after December 15, 2003. The Company believes that the adoption of SFAS 150 will not have a material impact on the financial position or results of operations of the Company.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The recognition and measurement guidance is applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the EITF delayed the requirement to record impairment losses under EITF 03-01 until new guidance is issued. The adoption of this consensus caused the recognition of cost method impairmen t losses of investment in affiliates as reflected within the consolidated statements of operations for the years ended October 31, 2004, 2003 and 2002.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transac tions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed proforma net income using fair-value-based methods. Public will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet determined which transition method will be adopted for the recognition of the stock based compensatory expense.

Critical Accounting Policies

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

Warranty
We generally offer a one-year to three-year warranty on all of our products. We record a liability based on estimates of the costs that may be incurred under our warranty obligations and charge to cost of product revenues the amount of such costs at the time revenues are recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, our warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross m argins could be adversely affected.

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

Deferred Taxes
We account for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A deferred tax valuation allowance is provided for deferred tax assets when it is determined that it is more likely than not that amounts will not be recovered.

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

Valuation of Long-Lived Assets
We assess the impairment of long-lived assets if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset; or (iv) a significant decline in our market capitalization, for an extended period of time, relative to net book value. When we determine that there is an indicator that the carrying value of long-lived assets may not be recoverable, we measure impairment based on estimates of future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses within our company, the fair values of certain assets based on appraisals, and industry trends.

Goodwill
Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Based on the impairment tests performed, there was impairment of goodwill in fiscal 2004. See Note 8 for additional information regarding goodwill impairment.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk for changes in interest rates, because its line of credit with Gemma Hwang has a variable interest rate, equal to the Wall Street Journal prime rate published at the beginning of each month, plus one percent. The Company may be able to renegotiate its agreement with Gemma Hwang, regarding the interest rate, as it happened in fiscal 2002, but the success of future negotiations cannot be assured. As of October 31, 2004, the balance of this note was $4.3 million, including accrued interest of approximately $0.3 million, and the interest rate was 5.75%.

The market risk for changes in the interest rate for the Company's investments is not significant because these investments are limited to highly liquid instruments with maturities of three months or less. At October 31, 2004, the Company had approximately $0.7 million classified as cash and cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of TeleVideo, Inc.

We have audited the accompanying consolidated balance sheets of TeleVideo, Inc. as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended October 31, 2004. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As more fully described in Note 10 to the consolidated financial statements, the Company did not maintain adequate accounting records needed in order to provide stock option financial statement disclosures that are required under accounting principles generally accepted in the United States of America. However, as a result of this departure from accounting principles generally accepted in the United States of America there was no impact on the October 31, 2004 and 2003 consolidated balance sheets or the related consolidated statements of operations, stockholders' deficit or cash flows for each of the three years in the period ended October 31, 2004.

In our opinion, except that the omission of the stock option information is an incomplete presentation of the financial statement disclosures as explained in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TeleVideo, Inc. at October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained consecutive periods of significant losses and is operating with a significant accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the year ended October 31, 2002.

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
April 29, 2005, except as to Note 16, which is as of May 16, 2005

TELEVIDEO, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	October 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$747	$596
Marketable securities	-	265
Accounts receivable, less allowance for doubtful accounts of $106 in 2004 and $148 in 2003	912	908
Loan to related party	200	-
Note receivable - current	-	90
Inventories, net	1,504	3,696
Prepaids and other current assets	79	92
Total current assets	3,442	5,647
Property, plant and equipment, net	4,918	4,366
Mortgage escrow deposits	693	-
Other assets	-	222
Investments in affiliates	72	236
Note receivable, less current portion	-	2,305
Total assets	$9,125	$12,776

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$852	$2,607
Accrued liabilities	506	307
Related party note payable	4,017	3,217
Obligation under capital lease - current	-	407
Deferred gain on sale of land and building - current	-	538
Deferred rent liability - current	-	125
Mortgage loan payable - current	106	-
Total current liabilities	5,481	7,201
Deferred rent liability, less current portion	-	592
Obligation under capital lease, less current portion	-	4,419
Deferred gain on sale of land and building, less current portion	-	4,936
Mortgage loan payable, less current portion	8,669	-
Total liabilities	14,150	17,148
Commitments and contingencies (Note 14)
Stockholders' deficit:
Preferred Stock, $0.01 par value; Authorized - 3,000,000 shares Outstanding - None as of October 31, 2004 and 2003	-	-
Common stock, $0.01 par value; Authorized - 20,000,000 shares Outstanding - 11,309,772 shares at October 31, 2004 and 2003 (net of 120,000 treasury shares)	453	453
Additional paid-in capital	95,735	95,735
Accumulated other comprehensive income	-	179
Accumulated deficit	(101,213)	(100,739)
Total stockholders' deficit	(5,025)	(4,372)
Total liabilities and stockholders' deficit	$9,125	$12,776

The accompanying notes are an integral part of these consolidated financial statements.

TELEVIDEO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended October 31,
	2004	2003	2002
			As Restated
Net sales	$9,483	$8,635	$8,028
Cost of sales	7,498	7,556	6,999
Gross profit	1,985	1,079	1,029
Operating expenses:
Sales and marketing	1,331	1,614	1,336
Research and development	567	748	597
General and administration	1,648	1,582	1,763
Loss on impairment of goodwill	3,358	-	-
Total operating expenses	6,904	3,944	3,696
Loss from operations	(4,919)	(2,865)	(2,667)
Other income, net
Equity in loss of affiliates	-	(914)	(907)
Impairment losses on investment in affiliates	(164)	(231)	(194)
Gain on sale of marketable securities	203	-	-
Gain from termination of sale-leaseback transaction property	4,928	538	538
Interest expense, net	(623)	(335)	(318)
Reserve of loan receivable-related party	(62)	-	-
Rental income	163	973	999
Other income (expenses), net	-	29	(11)
Total other income, net	4,445	60	107
Net loss	$(474)	$(2,805)	$(2,560)

Net loss per share, basic and diluted	$(0.04)	$(0.25)	$(0.23)

Average number of common shares outstanding:
Basic and diluted	11,310	11,310	11,310

The accompanying notes are an integral part of these consolidated financial statements.

TELEVIDEO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Three Years Ended October 31, 2004
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Comprehensive Loss
	Shares	Amount
Balances, October 31, 2001 (as restated)	11,310	$ 453	$95,735	$80	$(95,374)	$894
Net loss					(2,560)	(2,560)	$(2,560)
Unrealized loss on marketable securities				(102)		(102)	(102)
Balances, October 31, 2002 (as restated)	11,310	453	95,735	(22)	(97,934)	(1,768)	(2,662)
Net loss					(2,805)	(2,805)	(2,805)
Unrealized gain on marketable securities				201		201	201
Balances, October 31, 2003	11,310	453	95,735	179	(100,739)	(4,372)	(2,604)
Net loss					(474)	(474)	(474)
Realized loss on marketable securities				(179)		(179)	(179)
Balances, October 31, 2004	11,310	453	95,735	-	(101,213)	(5,025)	(653)

The accompanying notes are an integral part of these consolidated financial statements.

TELEVIDEO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2004	2003	2002
			As Restated
Cash flows from operating activities:
Net loss	$(474)	$(2,805)	$(2,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	362	470	473
Equity in loss of affiliates	-	914	907
Impairment losses on investments in affiliates	164	231	194
Deferred rent	91	126	148
Gain on marketable securities	(203)	-	-
Gain from termination of sale-leaseback transaction	(4,929)	(538)	(538)
Loss on impairment of goodwill	3,358	-	-
Reserve of loan to related party	62	-	-
Changes in operating assets and liabilities:
Accounts receivable	(5)	307	327
Inventories	2,193	(2,071)	1,170
Prepaids and other current assets	(29)	225	(287)
Other assets	-	(10)	-
Accounts payable	(1,756)	2,297	(575)
Accrued liabilities	564	146	(287)
Net cash used in operating activities	(602)	(708)	(1,028)
Cash flows from investing activities:
Payments received on notes receivable	15	85	78
Purchase of property and equipment	-	(7)	(140)
Issuance of loan to related party	(262)	-	-
Proceeds from sale of marketable securities	289	-	-
Net cash provided by (used in) investing activities	42	78	(62)
Cash flows from financing activities:
Proceeds from issuance of related party note payable	800	700	1,500
Payments on capital lease obligations	(66)	(372)	(318)
Payments on related party note payable	-	-	(64)
Payments on mortgage loan payable	(23)	-	-
Net cash provided by financing activities	711	328	1,118
Net increase (decrease) in cash and cash equivalents	151	(302)	28
Cash and cash equivalents at the beginning of the year	596	898	870
Cash and cash equivalents at the end of the year	$747	$596	$898
Supplemental disclosure of cash flow information:
Cash paid for interest	$224	$433	$509
Transfer of investment in affiliate as payment on note payable	$-	$-	$418

Supplemental disclosure of non-cash transactions:
Fair value of land and building received from acquisition of TVCA, LLC	$4,850	$-	$-
Mortgage loan payable assumed from acquisition of TVCA, LLC	$8,798	$-	$-
Mortgage escrow deposits received from acquisition of TVCA, LLC	$651	$-	$-
Write off of note receivable in connection with receipt of land and building from acquisition of TVCA, LLC	$2,395	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

The Company
Founded in 1975, TeleVideo, Inc. ("Televideo" or "the Company") provides innovative high performance terminal and network computer products to the business and consumer markets. The Company markets its products worldwide primarily through distributors, value-added resellers ("VARs"), systems integrators, and original equipment manufacturers ("OEMs").

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions.

Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less or money market funds from substantial financial institutions are considered to be cash equivalents. Substantially all of the cash and cash equivalents are placed in interest bearing demand deposit accounts with two financial institutions.

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of risk, consist principally of trade and other receivables. In the ordinary course of business, trade receivables are with a large number of customers, dispersed across a wide North American geographic base. The Company extends credit to its customers in the ordinary course of business and periodically reviews the credit levels extended to customers, estimates the collectibility and creates an allowance for doubtful accounts, as needed. The Company does not require cash collateral or other security to support customer receivables. Provision is made for estimated losses on uncollectible accounts.

Inventories
Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard cost basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs.

	October 31, (in thousands)
	2004	2003
Purchased parts and subassemblies	$350	$646
Work-in-process	158	790
Finished goods	996	2,260
	$1,504	$3,696

Inventory balances stated here are shown net of necessary reserves of $0.3 million and $0.2 million at October 31, 2004 and 2003, respectively.

Marketable Securities
Investments in marketable equity and debt securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are securities not classified as either trading or held-to-maturity. Securities available-for-sale are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) in stockholders' equity. Premiums and discounts are included in interest income over the period to maturity using the interest method. Gains and losses on sales are determined using the specific identification method.

Property, Plant and Equipment
 Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements and property under capital lease are amortized over the shorter of the lease term or economic life of the asset. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from the accounts and any related gain or loss is reflected in the statement of operations. Repairs and maintenance are expensed as incurred. The lives of the Company's assets are as follows:

Building	45 years
Tooling	5 years
Transportation equipment	5 years
Office furniture and computer equipment	5 years
Leased property under capital lease	15 years
Other	5 years

Property, plant and equipment consist of the following (in thousands):

	October 31,
	2004	2003
Land	$2,086	$-
Building	2,764	-
Tooling	-	94
Transportation equipment	105	105
Office furniture and computer equipment	42	42
Leased property under capital lease	-	6,270
Other	14	14
Total	5,011	6,525
Less accumulated depreciation and amortization	(93)	(2,159)
Net	$4,918	$4,366

Depreciation and amortization expense was $362,000, $470,000 and $473,000 for the years ended October 31, 2004, 2003 and 2002, respectively.

Property and equipment includes $6,270,000 of land and building under capital lease at October 31, 2003. Accumulated amortization of assets under capital lease totaled $2,020,000 at October 31, 2003. There are no assets under capital lease at October 31, 2004.

Investments in Affiliates
Investments in affiliated companies in which the Company owns 20% or more are accounted for using the equity method. Accordingly, consolidated net loss includes the Company's share of the net losses of those companies. Investments in affiliated companies in which the Company owns less than 20% are carried at cost. The Company makes periodic evaluations of the recoverability of its investments in affiliates based upon internal and external events affecting the expected realization of the Company's investment.

Revenue Recognition
 In accordance with Staff Accounting Bulletin 104, "Revenue Recognition in Financial Statements," the Company recognizes revenue when products are shipped and all four of the following criteria are met: (i) persuasive evidence of arrangements exists; (ii) delivery has occurred; (iii) the price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. The Company performs periodic evaluations of customers' financial condition, maintains a reserve for potential credit losses, and adjusts the reserve periodically to reflect both actual and potential credit losses. Product warranties are based on the ongoing assessment of actual warranty expenses incurred.

Allowance for Doubtful Accounts
The Company makes ongoing assumptions relating to the collectibility of accounts receivable in the calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously incurred. The historical level of credit losses is also considered. Reserves historically have been adequate to cover actual credit losses.

Goodwill
SFAS 142, "Goodwill and Other Intangible Assets", requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Based on the impairment tests performed, there was impairment of goodwill in fiscal year 2004. See Note 8 for additional information regarding goodwill impairment.

Advertising Costs
Advertising costs are expensed as incurred. Advertising expense totaled approximately $38,000 in fiscal 2004 and approximately $0.1 million 2003 and 2002, respectively.

Research and Development Costs
Costs incurred for the development and enhancement of new products and services are charged to expense as incurred.

Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with SFAS 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A deferred tax valuation allowance is provided for deferred tax assets when it is determined that it is more likely than not that amounts will not be recovered.

Stock-Based Compensation
The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by SFAS 123, "Accounting for Stock-Based Compensation," subsequently amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to account for stock-based awards issued to its employees. Accordingly, no accounting recognition is given to stock options granted at fair market value. Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company did not maintain adequate supporting documentation necessary in order to provide stock option financial statement disclosures required under accounting principles generally accepted in the United States of America, including SFAS 123 and 148. See Note 10 for more information regarding stock options.

Segment Reporting
 The Company's business is conducted in a single operating segment. The Company's Chief Executive Officer reviews a single set of financial data that encompasses the Company's entire operations for purposes of making operating decisions and assessing performance.

Net Loss Per Share
Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share should reflect potential dilution from outstanding stock options using the treasury stock method. However, as stated in Note 10, the Company did not maintain accounting records needed to provide such information.

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

Liquidity
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has sustained recurring losses from operations and used cash in operations for each of the three years ended October 31, 2004, 2003 and 2002 and had an accumulated deficit of $101.2 million and $100.7 million as of October 31, 2004 and 2003, respectively. As of October 31, 2004, the Company had a working capital deficit of approximately $2.0 million and a stockholders' deficit of approximately $5.0 million. During 2004 and 2003, the Company has also relied on financial support from a related party.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. In order for operations to continue, the Company may need to reduce operating expenses or raise additional capital through debt or equity financing. As mentioned in Note 16, the Company is negotiating for the sale of its thin client business and expects this may be a source of working capital during fiscal year 2005.

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

Changes in the Company's product warranty liability during the years ended October 31, 2004 and 2003 are as follows (in thousands):

Balance at October 31, 2002	$49
Warranties accrued	56
Warranties settled	(48)
Balance at October 31, 2003	57
Warranties accrued	65
Warranties settled	(60)
Balance at October 31, 2004	$62

Recent Accounting Pronouncements
In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for existing or new contracts for fiscal periods beginning after December 15, 2003. The Company believes that the adoption of SFAS 150 will not have a material impact on the financial position or results of operations of the Company.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The recognition and measurement guidance is applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the EITF delayed the requirement to record impairment losses under EITF 03-01 until new guidance is issued. The adoption of this consensus caused the recognition of cost method impairmen t losses of investment in affiliates as reflected within the consolidated statements of operations for the years ended October 31, 2004, 2003 and 2002.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transac tions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed proforma net income using fair-value-based methods. Public entities will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. The Company has not yet determined which transition method will be adopted for the recognition of the stock based compensatory expense and the Company believes that expensing of stock options will not have a material impact on its financial statements going forward due to its limited utilization of stock options.

Note 2. Restatement of the Financial Statements and Basis of Presentation

The Company has restated its consolidated financial statements for the fiscal years ended October 31, 2001 and 2002 and for the quarters ended January 31, 2001 through July 31, 2003. All applicable financial information for fiscal years 2002 and 2003 contained in this Form 10-K gives effect to these restatements. Accordingly, the financial statements for those periods described above that have been included in the Company's previous filings with the Securities and Exchange Commission ("SEC") prior to fiscal year ended Octobet 31, 2003 or included in previous announcements in 2003 or earlier should not be relied upon. The Company's Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on December 20, 2004, contains restated information for all of the above mentioned periods. The restatement is discussed in the Form 10-K, Item 6, "Selected Financial Data," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -Restatement of Financial Statements," Notes 2 and 15 of the notes to consolidated financial statements included in Item 8, and Item 9A, "Controls and Procedures."

Restatement of Financial Statements

The net effect of all of the restatement adjustments is to decrease the Company's net loss by approximately $0.1 million, or $0.007 per share in fiscal year 2002. The Company's consolidated statements of cash flows have been restated to reflect the reclassification of changes in assets and liabilities during the period as discussed above.

A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Year ended October 31, 2002
	As Reported	Restated
Consolidated Statement of Operations Data
Net sales	$ 8,204	$ 8,028
Gross profit	1,136	1,029
Loss from operations	(2,915)	(2,667)
Net loss	(2,634)	(2,560)
Net loss per share, basic and diluted	$ (0.23)	$ (0.23)

Sales and Cost Of Sales
The Company discovered that certain shipments of evaluation and replacement units, where a right of return existed, were recognized as revenue (sales), rather than temporary transfers of inventory. Consequently, the amount of the net revenue and the timing of the revenue originally recorded required adjustment. These adjustments caused the pre-tax loss to increase by $176,000 in fiscal year 2002.

The effect of the revenue adjustments on pre-tax loss was partially offset by the adjustments of the cost of good sold for these shipments. These adjustments caused the pre-tax loss to decrease by $61,000 in fiscal 2002.

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

The Company identified that it had not been accounting for its lease expenses, starting on January 1999, on a straight-line basis in accordance with FASB Technical Bulletin ("FTB") 85-3. As a result, the Company adjusted its lease expense and the related deferred lease liability. The deferred rent adjustment increased the net loss by $148,000 for fiscal year 2002.

After introducing the new TeleClient line of products in 1998, on the sales agreements signed with some of the top vendors, the Company committed to participate in cooperative advertising programs, if certain criteria regarding sales performance and the content of advertising programs were met. After reviewing the sales agreements with existing customers, the Company concluded that the cooperative advertising accrual balance of $252,000 was no longer necessary at January 31, 2002 because all these contracts were either expired or renegotiated and the clause regarding cooperative advertising programs was excluded from the new contracts. Consequently, the entire balance of this account was written off in the first quarter of fiscal 2002, and the effect of this adjustment was to decrease the net loss for the fiscal 2002 by $252,000.

Note 3. Marketable Securities

The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities held at October 31 for the previous three years are summarized as follows (in thousands):

Available for Sale Equity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Market Value
October 31, 2002	$86	$-	$22	$64
October 31, 2003	86	201	-	265
October 31, 2004	-	-	-	-

No sales of these securities were made during fiscal years 2002 or 2003. In January 2004, the Company sold all of its shares of CNET common stock and proceeds of approximately $0.3 million were used for regular business activities.

Note 4. Investments in Affiliates

Equity Method

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

Cost Method

mySimon, Inc.
In September 1998, the Company invested $1.0 million in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock. In February 2000, CNET Networks, Inc. (formerly, CNET, Inc.) completed the acquisition of mySimon, Inc. As a result of this acquisition, the Company received 375,108 shares of common stock of CNET Networks, Inc. ("CNET") in exchange for 100% of its interest in mySimon, Inc. In connection with this transaction, the Company adjusted its balance sheet to reflect the conversion to a marketable security. In January 2004, the Company sold all of its remaining shares of CNET common stock and the proceeds of approximately $0.3 million were used for regular business activities.

Biomax Co., Ltd.
On May 12, 2000, the Company purchased, for a cash investment of approximately $0.9 million, an aggregate of 45,000 ordinary shares of Biomax Co., Ltd. ("Biomax"). Biomax is a startup company, with its principal offices located in Seoul, Korea, engaged in developing an herbal product to help lower cholesterol levels in humans. Its existing technology was developed by and obtained from the Korea Research Institute of Bioscience and Biotechnology. The Company's investment in Biomax represents a 15% interest in this privately held corporation. The fair market value of this investment was estimated at approximately $0.1 million as of October 31, 2004 and 2003.

Xeline (Keyin) Telecom Co., Ltd.
On May 12, 2000, the Company purchased for approximately $2.5 million an aggregate of 15,278 ordinary shares of Xeline (Keyin) Telecom Co. Ltd. ("Xeline"). Xeline is a private company located in Seoul, Korea, that is engaged in developing power line technology for electricity transportation. The Company's investment in Xeline represents a 5.75% interest in this corporation. At the end of fiscal year 2004, Xeline financial performance continued to decline and the Company considered that it was a permanent impairment in the value of this investment. Consequently, the investment balance of approximately $0.2 million was written off as of October 31, 2004. As of October 31, 2003, the fair market value of this investment was of approximately $0.2 million.

MultiMedia SOC, Inc. (formerly referred to as Synertek, Inc.)
In June 2000, the Company purchased for $1,000,000 in cash an aggregate of 285,714 shares of common stock of MultiMedia SOC, Inc., a Nevada corporation, representing an 8% interest in this company. MultiMedia SOC, Inc. manufactures and sells handheld digital multimedia and communications appliances.
During the fiscal year ended in 2003, MultiMedia SOC has signed a termsheet for a substantial investment by a third party. The amount of the investment, the terms, and the implied valuation of MMSOC were confidential. Because the investment was not consummated, MMSOC was dissolved, and, consequently, the entire balance of approximately $0.2 million was written off as of July 31, 2003.

Summaries of the changes in the Company's investments in affiliates are as follows (in thousands):

	Equity Method			Cost Method				Total
	K&T	Ningbo	Subtotal	Biomax	Keyin	MMSOC	Subtotal
Balances, Oct. 31, 2002 (as restated)	$ 209	$ 705	$ 914	$ 105	$ 208	$ 154	$ 467	$ 1,381
Impairment losses on securities	-	-	-	(33)	(44)	(154)	(231)	(231)
Equity in loss of affiliates	(209)	(705)	(914)	-	-	-	-	(914)
Balances, Oct. 31, 2003	-	-	-	72	164	-	236	236
Impairment losses on securities	-	-	-	-	(164)	-	(164)	(164)
Balances, Oct. 31, 2004	$ -	$ -	$ -	$ 72	$ -	$ -	$ 72	$ 72

Note 5. Valuation and Qualifying Accounts

The Company's reserves for doubtful accounts receivable, note receivable, inventory obsolescence and deferred tax assets consist of the following (in thousands):

	Balance at Beginning of Period	(Credited) to Costs & Expenses	Deductions	Balance at the End of Period
YEAR ENDED OCTOBER 31, 2002 (as restated):
Allowance for doubtful accounts	$91	$-	$(37)	$54
Reserve for inventory obsolescence	716	44	-	760
Reserve for deferred taxes	30,904	798	-	31,702

YEAR ENDED OCTOBER 31, 2003:
Allowance for doubtful accounts	$54	$94	$-	$148
Reserve for inventory obsolescence	760	-	(578)	182
Reserve for deferred taxes	31,702	975	-	32,677

YEAR ENDED OCTOBER 31, 2004:
Allowance for doubtful accounts	$148	$-	$(42)	$106
Reserve of loan to related party	-	62	-	62
Reserve for inventory obsolescence	182	98	-	280
Reserve for deferred taxes	32,677	2,572	-	36,417

Note 6. Accrued Liabilities

Accrued liabilities consist of the following at October 31, (in thousands):
	2004	2003
Employee compensation and benefits	$131	$130
Warranty	62	57
Interest on note payable and mortgage loan	313	82
Other	-	38
	$506	$307

Note 7. Line of Credit Agreement

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

During fiscal years 2003 and 2004, Xeline, Synertech and Ningbo China were written off from the Company's books due to impairments in their fair market value, and, consequently, the value of the assets granted as security interest for this note was reduced.

Under this line of credit, which bears interest at prime plus one percent per annum, payable monthly, the Company received $0.3 million in June 2001, $0.5 million in July 2001, $0.5 million in September 2001, $0.5 million in December 2001, $0.5 million in April 2002, $0.5 million in October 2002, $0.5 million in April 2003 and $0.2 million in June 2003. In November 2001, the Company paid back approximately $0.5 million from this loan by giving its interest in Alpha Technology and the proceeds from the Koram investment. Starting in May 2003, the interest for this note began to be accrued, rather then paid, as agreed between the Company and Mrs. Hwang. In November 2003, Gemma Hwang agreed to increase the maximum credit amount for the note payable from $3.5 million to $4.0 million, all other conditions remaining the same. Under the new agreement, the Company borrowed $0.3 million in November 2003 and $0.5 million in December 2003. As of October 31, 2004 and 2003, the outstand ing principal balance of this note was $4.0 million and $3.2 million, respectively. The accrued interest as of October 31, 2004 and 2003 was $0.3 million and $0.1 million, respectively. The interest rate was 6.25% as of October 31, 2004 and 5% as of October 31, 2003.

Note 8. Purchase of TVCA, LLC and TVCA, INC.

In December 1998, the Company sold its main facility (land and building) for approximately $11.0 million and concurrently leased back this facility over a 15-year lease term expiring in December 2013. The land component had been recorded as an operating lease. The building component had been accounted for as a capital lease, and was recorded at the fair value of approximately $6.3 million. As a result of the sale and leaseback, a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.5 million, has been amortized over the 15-year lease life on a straight-line method. The deferred gain attributable to the building element, which approximates $4.5 million, has been amortized over the leased building asset life or over the 15-year lease term, on the straight-line method.

As of October 31, 2003, the total deferred gain on the land and building was $5.5 million.

On August 9, 2004, the Company agreed on consent to transfer 99.9% interest in TVCA, LLC and on the assignment of a 100% interest in TVCA, Inc. TVCA, LLC is the legal entity that owns the land and the building where the Company's headquarters is located. As consideration for the transfer of membership interests in TVCA, LLC and assignment of ownership of TVCA, Inc., the Company assumed the non-recourse mortgage loan payable in the principal balance of $8.8 million for which the property serves as security and cancelled the $2.4 million note receivable issued by Televideo under the 1998 sale-leaseback agreement. Additionally, the Company's CEO, Dr. K. P. Hwang, personally contributed $0.1 million, reducing the Company's cost for this transaction, with no additional obligation to the Company.

The fair market value of the property was appraised by an independent certified appraiser at $4.85 million and the Company received mortgage loan escrow deposits of approximately $0.7 million. The total amount of the mortgage loan assumed by the Company, for which the property served as security, was of approximately $8.8 million, and the resulting difference between the assets received and debt assumed of $3.4 million was recorded as goodwill. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The conditions that indicate a goodwill impairment exist is that the primary assets of TVCA, LLC, land and a building, is essentially vacant without any prospects of being leased in the near future. As of October 31, 2004, the Company recognized an impairment charge of $3.4 million for the book value of the good will.

Due to the termination of the lease during fiscal year 2004, the Company recognized the remaining balance of the deferred gain and reversed other remaining related balance sheet accounts, such as the capital lease obligations and deferred rent expenses, from the original sale of the property in 1998, triggering a gain from termination of the sale-leaseback transaction of $4.9 million.

Note 9. Mortgage Loan Payable

The balance of the secured loan mortgage for the headquarters property was $8.8 million at October 31, 2004, with an interest rate of 8% per annum. Scheduled monthly payments are $68,000, including principal and interest, and the maturity date for this loan is January 1, 2009, when all remaining outstanding principal and interest must be paid.

Minimum payments under the secured mortgage loan payable for the next 5 years are as follows (in thousands):
2005	$ 106
2006	115
2007	125
2008	134
2009	8,295
Total	8,775
Less current portion	(106)
Loan payable non-current	$ 8,669

Note 10. Capital Stock

Preferred Stock
The Company has 3,000,000 authorized shares of preferred stock. No preferred stock has been issued to date.

Stock Option Plans
The Company has one stock option plan, the 1991 Incentive Stock Option Plan, that provides for the granting of incentive options to employees, including officers, for up to 4,000,000 shares. The outstanding options have a term of ten years when issued and vest over five years. The exercise price of each option equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for any grants under the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been different than that reported on the consolidated statements of operations. The Company did not maintain adequate accounting records needed to provide stock options financial statements disclosure required under accounting principles generally accepted in the United Stat es of America, including SFAS 123 and 148 and therefore these required disclosures have not been included in these consolidated financial statements. See Item 9A, Controls and Procedures, for more information regarding stock options disclosure.

Note 11. Income Taxes

At October 31, 2004, the Company had net operating loss carryforwards of approximately $98.4 million for federal income tax and approximately $20.6 million for state income tax reporting purposes. The federal net operating loss carryforwards expire through fiscal 2024 and the state net operating loss carryforwards expire through fiscal 2009. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards to be used in any given year upon occurrence of certain events, including significant changes in ownership interests.

For federal and state tax purposes, at October 31, 2004 and 2003, the Company had net deferred tax assets of approximately $36.4 million and $32.7, respectively, which were fully offset by valuation allowances. The net change in the total valuation allowance for the years ended October 31, 2004 and 2003 was an increase of $3.7 million and $1.0 million, respectively. These net deferred tax assets principally arise from to net operating loss carryforwards.

The following is a reconciliation of expected tax expense (benefit) to actual for each of the years ended October 31 (in thousands):

	2004	2003	2002
			As Restated
Book income (loss)	$(474)	$(2,805)	$(2,560)
Expected tax expenses (benefit)	(161)	(840)	(894)
Effect of change in valuation allowance (net)	161	840	894
Actual tax benefit (liability)	$-	$-	$-

Note 12. Concentrations, Segments and Geographic Information

The Company operates in two operating segments. One segment designs, produces, and markets high performance thin client network devices and terminals designed for office and home automation both domestically and internationally and the other segment owns and operates an office building in San Jose, California as the result of the Company's acquisition of TVCA, LLC during fiscal year 2004. The Company maintains all of its long lived assets in the United States of America.

TeleVideo had export sales (primarily to Europe, Asia and Latin America) of approximately $0.6 million in fiscal 2004 (representing 6% of total net sales), $1.1 million in fiscal 2003 (13% of total sales) and $1.2 million in fiscal 2002 (15% of total net sales).

For the fiscal year ended October 31, 2004, one customer represented 14% of total net revenue and for the fiscal year ended October 31, 2003, one customer represented 11% of total net revenue. For the fiscal year 2001, no single customer accounted for 10% or more of total net sales.

The Company's sales are represented principally by two main products, thin clients and terminals. Sales by product line for each of the three years ended October 31, is as follows (in thousands):
Product	2004	2003	2002
ThinClient	$7,761	$6,275	$5,565
Terminals	1,599	2,209	2,328
Others	123	151	135
Total	$9,483	$8,635	$8,028

Note 13. Related Party Transactions

TeleMann Sublease and Loan Receivable
The Company's CEO, Dr. K. Philip Hwang, is a 5% shareholder of TeleMann, Inc., a subsidiary of Global Telemann Systems, Inc. ("GTS"), a privately held company. Starting in 1999, GTS subleased a portion of the building located at 2345 Harris Way from the Company. From January 2001 to November 2004, GTS was unable to pay the monthly rental obligations under the lease agreement. In the first quarter of fiscal year 2004, the Company agreed to loan GTS up to $0.2 million, with an annual interest rate of 6%. In the first and second quarters of fiscal year 2004, GTS borrowed a total of $0.2 million. In the third quarter of fiscal 2004, the Company agreed to increase the maximum amount of this loan to $0.3 million and GTS borrowed an additional $0.1 million. The loan is personally guaranteed up to $0.2 million by the Company's CEO, Dr. K. Philip Hwang, and was expected to be paid back by November 30, 2004. As of May 16, 2005, these loans to Telemann have not been repaid. As of October 31, 2004, the balance of the loan was $0.2 million and $0.1 million was reserved.

Related Party Note Payable
Additionally, the Company has entered into a line of credit agreement with a related party. See Note 7 for more information regarding this transaction.

Note 14.  Commitments and Contingencies

The Company was named as a defendant in a lawsuit filed in the normal course of its business.  In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from this matter will not have a material effect on the financial statements of the Company. In November 2004, the lawsuit was settled in the Company's favor.

Rent expenses under noncancellable operating leases was $557,000, $682,000 and $682,000 for the fiscal years ended October 31, 2004, 2003 and 2002, respectively.

Note 15.  Supplementary Quarterly Data (unaudited, in thousands, except for per share data)
	Quarter Ended
	October 31,		July 31		April 30,		January 31,
	2004	2003	2004	2003	2004	2003	2004	2003
				As Restated		As Restated		As Restated
Net sales	$2,024	$2,937	$2,330	$2,254	$2,238	$1,845	$2,891	$1,599
Gross profit	319	392	466	65	503	293	709	329
Loss from operations	(339)	(615)	(419)	(928)	(490)	(731)	(313)	(591)
Net income (loss)	$316	$(337)	$(403)	$(1,218)	$(474)	$(985)	$87	$(265)
Net income (loss)/share, basic and diluted	$0.03	$(0.03)	$(0.04)	$(0.11)	$(0.04)	$(0.09)	$0.01	$(0.02)
Weighted average shares outstanding, basic and diluted	11,310	11,310	11,310	11,310	11,310	11,310	11,310	11,310

Note 16.  Subsequent Events

Sale of Thin Client Business

In January 2005, the Company entered into a definitive agreement with Neoware, Inc. ("Neoware"), one of its competitors, under which Neoware will acquire the Company's thin client business including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements for $5 million in cash plus a potential earn-out based upon performance. In addition, starting January 12, 2005, TeleVideo has retained Neoware as its exclusive distributor and sales agent and all TeleVideo thin client products are available directly from Neoware. The transaction is subject to regulatory approval, and the acquisition is expected to close in June 2005.

TeleMann Sublease

The Company's CEO, Dr. K. Philip Hwang, is a 5% shareholder of TeleMann, Inc., a subsidiary of Global Telemann Systems, Inc. ("GTS"), a privately held company. Starting in 1999, GTS subleased a portion of the building located at 2345 Harris Way from the Company. From January 2001 to November 2004, GTS was unable to pay the monthly rental obligations under the lease agreement. Telemann left the premises at the end of November 2004. As of April 1, 2005, no payments were received under this loan.

Mortgage Loan Payable

As of May 16, 2005, the Company has been unable to make the monthly payments required under the loan. Missed payments were for the months of February, March, April and May 2005. See Note 9 for more information regarding the mortgage loan payable.

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

Item 9A. Controls and Procedures

 (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of October 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, except for the material weaknesses disclosed below.

(b) Changes in Internal Controls. In connection with its audit of our consolidated financial statements for the year ended October 31, 2003 and 2004, Burr, Pilger and Myer, LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to the inadequacy of supporting documentation relating to the Company's accounting records and the inadequacy of review and supervision of the preparation of accounting records.

Prior to the issuance of our consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements as of and for each of the three years in the period ended October 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Televideo, except for the lack of stock options records mentioned in Note 10 to the consolidated financial statements.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Dr. K. Philip Hwang is the founder of the Company and has been Chairman of the Board and Chief Executive Officer since October 1976. From August 1990 to April 1991, he served as the Acting Chief Financial Officer, a position he again assumed in 1998 and from May 2000 to April 2002.

Dr. Robert E. Larson joined the Company as a member of the Board of Directors in December 1989. Since September 1983, he has served as General Partner of Woodside Fund, a venture capital fund, and since September 1985, he has been a member of the Board of Directors of Skye Investment Advisers, a registered investment adviser firm. Since 1973, Dr. Larson has been a Consulting Professor in the Engineering Economic Systems Department at Stanford University.

Mr. Woo K. Kim was elected to the Board of Directors in April 1997. He has served as the President of Selam Inc., San Jose, California since August 1995. Prior to that, Mr. Kim was TeleVideo's Director of Engineering and Production from June 1994 to August 1995. Mr. Kim originally joined TeleVideo in 1990 as Senior Manager of Engineering. Mr. Kim has BS and MS degrees in Electrical Engineering from Seoul National University.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is represented by the two outside directors of the board, Dr. Robert E. Larson and Mr. Woo K. Kim. The Company is in the process of recruiting an audit committee financial expert, in order to comply with the Security and Exchange Commission rules.

Section 16(a) Beneficial Ownership Compliance

The members of the Board of Directors, the executive officers of the Company and certain persons, if any, who beneficially own more than 10% of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of the Company's Common Stock and their transactions in the Common Stock. Based upon the copies of Section 16(a) reports that the Company received from such persons or the written representations received from one or more of such persons concerning reports required to be filed by them for the 2004 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by the persons known to the Company to be subject to the Section 16(a) reporting requirements.

The Company has not adopted a code of ethics for its principal officers.

Item 11.     Executive Compensation

The following table shows executive compensation paid by the Company for services rendered to the Company or its subsidiaries in all capacities during the three fiscal years ended October 31, 2004, to the Company's Chief Executive Officer (the "Named Executive Officer"). No other executive officer of the Company earned salary and bonus of at least $100,000 during the fiscal year ended October 31, 2004.

	Annual Compensation			Long Term Compensation			Other
Name and Principal Position	Year	Salary ($)	Other Annual Compensation ($)	Restricted Stock	Options/ SARs (Shares)	LTIP Payouts	Compensation
K. Philip Hwang Chief Executive Officer	2004 2003 2002	140,000 140,000 140,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Other Compensation

Stock Option Grants in Last Fiscal Year
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

Long Term Incentive Plan Awards
No long term incentive awards were made by the Company during fiscal 2004. Accordingly, a table setting forth such awards has not been included.

Employment Agreements and Other Arrangements

The Company has no employment agreement or other arrangement regarding employment with the Named Executive Officer or any other executive officer of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of October 31, 2004: (i) all those known to the Company to be beneficial owners of more than five percent of its Common Stock; (ii) each director and director nominee of the Company; (iii) each person named in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group. The Company knows of no arrangements that will result in a change in control subsequent to the date hereof. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown, subject to community property laws, where applicable.

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

                    ________________________

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

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees And Services

The following table shows the fees paid or accrued by TeleVideo for the audit and other services provided by our independent registered public accounting firm of Burr, Pilger & Mayer LLP for fiscal year 2004 and 2003 (in thousands):

	2004	2003
Audit fees	$130	$120
Audit fees: Restatements	-	170
Tax fees	25	30
Total	$155	$320

Audit Fees. The aggregate fees billed by Burr, Pilger & Mayer LLP are for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended October 31, 2004 and 2003 and for the restatement of fiscal years ended October 31, 2002 and 2001 and for quarterly periods during three years ended October 31, 2003.

Tax Fees. The aggregate fees billed paid or accrued by TeleVideo for tax compliance, tax advice, and tax planning was $25,000 and $30,000 for the fiscal years ended October 31, 2004 and 2003.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

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
32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act
99.1(1) Certification of Chief Executive Officer
99.2(1) Certification of Chief Financial Officer

+ Denotes a management contract or compensatory plan or arrangement.
(1) Filed herewith
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

                                                              TELEVIDEO, INC.
                                                              (Registrant)

                                                              By:                                                                                                              Date:
                                                               /s/ K. PHILIP HWANG
                                                 K. Philip Hwang                                                                                      June 9, 2005
                                                              Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                                                     Title                                                                                                                    Date

/s/ K. PHILIP HWANG                             Chairman of the Board and Chief Executive Officer                                   June 9, 2005
K. Philip Hwang                                         (Principal Executive Officer)

/s/ RICHARD KIM                                     Vice President of Marketing and Human Resources
Richard Kim                                                 and Acting Chief Financial Officer                                                              June 9, 2005

/s/ ROBERT E. LARSON                             Director
Robert E. Larson                                                                                                                                                                   June 9, 2005

/s/ WOO K. KIM                                         Director
Woo K. Kim                                                                                                                                                                          June 9, 2005

CERTIFICATIONS

EXHIBIT 32.1

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), K. Philip Hwang, Chief Executive Officer of TeleVideo, Inc. (the "Company"), and Richard Kim, Vice President of Marketing and Human Resources and Acting Chief Financial Officer of the Company, each hereby certify that, to the best of their knowledge:

1. The Company's Annual Report on Form 10-K for the period ended October 31, 2004, to which this Certification is attached as Exhibit 32.1 (the "ANNUAL REPORT") fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have set their hands hereto as of June 9, 2005,

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

/s/ K. PHILIP HWANG
K. Philip Hwang
President and Chief Executive Officer                                                                             Date: June 9, 2005

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

/s/ RICHARD I. KIM
Richard I. Kim
Vice President of Marketing and Human Resources
and Acting Chief Financial Officer                                                                                           Date: June 9, 2005