Form 10-Q
period 2005-01-31
TELEVIDEO INC
filed 2005-06-14
CIK 353779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2005

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

        The number of shares outstanding of registrant's Common Stock, as of May 31, 2005 is: 11,309,772.

TELEVIDEO, INC.

INDEX

PART I. FINANCIAL INFORMATION

TELEVIDEO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	January 31, 2005	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$544	$747
Accounts receivable, net	723	912
Loan to related party	200	200
Inventories, net	1,889	1,504
Prepaids and other current assets	-	79
Total current assets	3,356	3,442
Property, plant and equipment, net	4,895	4,918
Mortgage escrow deposits	734	693
Investment in affiliate	50	72
Total assets	$9,035	$9,125
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,069	$852
Accrued liabilities	585	506
Related party note payable	4,017	4,017
Mortgage loan payable - current	107	106
Total current liabilities	5,778	5,481
Mortgage loan payable, less current portion	8,644	8,669
Total liabilities	14,422	14,150
Commitments and contingencies (Note 2)
Stockholders' deficit:
Preferred stock, $0.01 par value Authorized - 3,000,000 shares Outstanding - None as of January 31, 2005 and October 31, 2004	-	-
Common stock, $0.01 par value; Authorized - 20,000,000 shares Outstanding - 11,309,772 shares at January 31, 2005 and October 31, 2004 (net of 120,000 treasury shares)	453	453
Additional paid-in capital	95,735	95,735
Accumulated deficit	(101,575)	(101,213)
Total stockholders' deficit	(5,387)	(5,025)
Total liabilities and stockholders' deficit	$9,035	$9,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended January 31,
	2005	2004
Net sales	$1,712	$2,891
Cost of sales	1,229	2,182
Gross profit	483	709
Operating expenses:
Sales and marketing	205	420
Research and development	106	152
General and administration	268	450
Total operating expenses	579	1,022
Loss from operations	(96)	(313)
Rental income	-	163
Gain on CNET stock sale	-	203
Impairment losses on investment in affiliate	(22)	-
Interest expense, net	(246)	(107)
Other income, net	2	141
Net (loss) income	$(362)	$87
Net (loss) income per share, basic and diluted	$(0.03)	$0.01
Weighted-average shares outstanding	11,310	11,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(362)	$87
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23	116
Gain on marketable securities	-	(203)
Impairment losses on investment in affiliate	22	-
Changes in operating assets and liabilities:
Accounts receivable	189	(871)
Prepaids, other current assets and mortgage escrow deposits	38	92
Inventories	(385)	946
Accounts payable	217	(1,418)
Accrued liabilities	79	70
Deferred rent	-	30
Deferred gain	-	(135)
Net cash used in operating activities	(179)	(1,286)
Cash flows from investing activities:
Proceeds from sale of marketable securities	-	289
Principal payments on note receivable	-	14
Loan to related party	-	(178)
Net cash provided by investing activities	-	125
Cash flows from financing activities:
Proceeds from issuance of note payable	-	800
Payments on capital lease obligations	-	(66)
Payments on mortgage loan	(24)	-
Net cash provided by (used in) financing activities	(24)	734
Net decrease in cash and cash equivalents	(203)	(427)
Cash and cash equivalents at beginning of period	747	596
Cash and cash equivalents at end of period	$544	$169

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004 filed with the SEC on June 9, 2005. The results of operations for the three-month period ended January 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending October 31, 2005 or any other period.

The Company used net cash in operations of approximately $0.2 million and $1.3 million for the three-month periods ended January 31, 2005 and 2004, respectively.  For the first quarter of fiscal 2005, net cash used in operating activities was principally due to a loss from operations and an increase in inventory, partially offset by an increase in accounts payable and a decrease in accounts receivable. In the first quarter of fiscal year 2004, the Company sold all of its shares of CNET common stock and the proceeds have been used for regular business activities. Also, in the first quarter of 2004, the Company increased the maximum amount of its line of credit with Gemma Hwang from $3.5 million to $4.0 million and borrowed an additional $0.8 million under this line of credit. As of the end of the first quarter of 2004, the credit line was fully utilized, and Gemma Hwang refused to extend additional funding to the Company.

Due to the Company's experience of recurring losses, the Company may be required to raise additional financing through the issuance of debt or equity or through other means such as customer prepayments, asset sales or secured borrowings. If additional funds are raised through the issuance of equity or debt securities, or secured borrowings, these securities could have rights, preferences and privileges senior or otherwise superior to that of the Company's common shares, and the terms of any debt could impose restrictions on the Company's operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders and such securities may have rights, preferences and privileges senior or otherwise superior to those held by existing shareholders. If the Company cannot raise funds on terms favorable to it, or raise funds at all, the Company may not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. If the Company is unable to raise additional funds, the Company may be required to reduce the scope of its planned operations, which could harm its business, or the Company may even need to cease operations.

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

Stock Based Compensation

The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), subsequently amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to account for stock-based awards issued to its employees. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company did not maintain adequate supporting documentation necessary in order to provide stock option financial statement disclosures required under accounting principles generally accepted in the United States of America, including SFAS 123 and 148. See the Company's Form 10-K filed on June 9, 2005, Note 9 of the notes to the consolidated financial statements included in Item 8, for more information regarding stock options.

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

Accounts receivable includes allowances for doubtful accounts of approximately $20,000 and $0.1 million as of January 31, 2005 and October 31, 2004, respectively.

Inventories, net

Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard cost basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs.

Inventories consisted of the following (in thousands):

	January 31, 2005	October 31, 2004
	(unaudited)
Purchased parts and subassemblies	$358	$350
Work-in-process	29	158
Finished goods	1,502	996
	$1,889	$1,504

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

The following table reconciles changes in the Company's accrued warranty, which is included in accrued expenses and related costs for the three-month period ended January 31, 2005 (unaudited, in thousands):

Beginning accrued warranties and related costs	$62
Warranties accrued	12
Warranties settled	(27)
Ending accrued warranties and related costs	$47

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

NOTE 3. LINE OF CREDIT

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

In November 2003, Gemma Hwang agreed to increase the maximum credit amount for the note payable from $3.5 million to $4.0 million, all other conditions remaining the same. Under the new agreement, the Company borrowed $0.3 million in November 2003 and $0.5 million in December 2003. As of January 31, 2005, the balance of the loan was $4.3 million, including principal of $4.0 million and accrued interest of approximately $0.3 million, with an interest rate of 6.25%.

During fiscal years 2003 and 2004, Xeline, Synertech and Ningbo China were written off from the Company's books due to permanent impairments in their fair market value, and, consequently, the value of the assets granted as security interest for this note was reduced.

Additionally, the Company has entered into a loan agreement with a related party. See Note 4 for more information regarding this transaction.

See Note 8 related to line of credit request for payment.

NOTE 4. RELATED PARTY TRANSACTIONS

TeleMann Sublease and Loan Receivable
The Company's CEO, Dr. K. Philip Hwang, is a 5% shareholder of TeleMann, Inc., a subsidiary of Global Telemann Systems, Inc. ("GTS"), a privately held company. Starting in 1999, GTS subleased a portion of the building located at 2345 Harris Way from the Company. From January 2001 to November 2004, GTS was unable to pay the monthly rental obligations under the lease agreement. In the first quarter of fiscal year 2004, the Company agreed to loan GTS up to $0.2 million, with an annual interest rate of 6%. In the first and second quarters of fiscal year 2004, GTS borrowed a total of $0.2 million. In the third quarter of fiscal 2004, the Company agreed to increase the maximum amount of this loan to $0.3 million and GTS borrowed an additional $0.1 million. The loan is personally guaranteed up to $0.2 million by the Company's CEO, Dr. K. Philip Hwang, and was expected to be paid back by November 30, 2004. As of January 31, 2005, the balance of the loan was $0.2 million and $0.1 million was reserved. As of June 13, 2005, these loans to Telemann have not been repaid.

NOTE 5. INVESTMENTS IN AFFILIATES

Cost Method

mySimon, Inc.
In September 1998, the Company invested $1.0 million in the online comparison shopping Internet company, mySimon, Inc., receiving convertible preferred stock. In February 2000, CNET Networks, Inc. (formerly, CNET, Inc.) completed the acquisition of mySimon, Inc. As a result of this acquisition, the Company received 375,108 shares of common stock of CNET Networks, Inc. ("CNET") in exchange for 100% of its interest in mySimon, Inc. In connection with this transaction, the Company adjusted its consolidated balance sheet to reflect the conversion to a marketable security. In January 2004, the Company sold all its remaining shares of CNET common stock and the proceeds of approximately $0.3 million were used for regular business activities.

Biomax Co., Ltd.
On May 12, 2000, the Company purchased, for a cash investment of approximately $0.9 million, an aggregate of 45,000 ordinary shares of Biomax Co., Ltd. ("Biomax"). Biomax was a startup company, with its principal offices located in Seoul, Korea, engaged in developing an herbal product to help lower cholesterol levels in humans. Its existing technology was developed by and obtained from the Korea Research Institute of Bioscience and Biotechnology. The Company's investment in Biomax represents a 15% interest in this privately held corporation. The fair market value of this investment was estimated at approximately $0.1 million as of January 31, 2005.

Xeline (Keyin) Telecom Co., Ltd.
On May 12, 2000, the Company purchased for approximately $2.5 million an aggregate of 15,278 ordinary shares of Xeline (Keyin) Telecom Co. Ltd. ("Xeline"). Xeline is a private company located in Seoul, Korea, that is engaged in developing power line technology for electricity transportation. The Company's investment in Xeline represents a 5.75% interest in this corporation. At the end of fiscal year 2004, Xeline recorded a large stockholders' deficit and the Company considered that it was a permanent impairment in the value of this investment. Consequently, the investment balance of approximately $0.2 million was written off as of October 31, 2004

NOTE 6. SEGMENT REPORTING

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

TeleVideo had export sales, primarily to Europe, Asia and Latin America, of approximately $0.2 million in the first three months of fiscal 2005, representing 9% of total net sales, and $0.1 million in the first three months of fiscal 2004, representing 5% of total net sales.

The Company's sales are represented in principal by two main products, thin clients and terminals. Below is the break-out of sales of these products for each of three months ended January 31, 2005 and 2004, (in thousands):

	Three Months Ended January 31, (unaudited)
Product	2005	2004
Thin client	$1,279	$2,422
Terminals	426	468
Others	7	1
Total	$1,712	$2,891

NOTE 7. PURCHASE of TVCA, LLC and TVCA, INC

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

The fair market value of the property was appraised by an independent certified appraiser at $4.85 million and the Company received mortgage loan escrow deposits of approximately $0.7 million. The total amount of the mortgage loan assumed by the Company, for which the property served as security, was of approximately $8.8 million, and the resulting difference between the assets received and debt assumed of $3.4 million was recorded as goodwill. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The conditions that indicate a goodwill impairment exist is that the primary assets of TVCA, LLC, land and a building, is essentially vacant without any prospects of being leased in the near future. As of October 31, 2004, the Company recognized an impairment charge of $3.4 million for the book value of the goodwill.

The balance of the secured loan mortgage for the headquarters property was $8.8 million at January 31, 2005, with an interest rate of 8% per annum. Scheduled monthly payments are $68,000, including principal and interest, and the maturity date for this loan is January 1, 2009, when all remaining outstanding principal and interest must be paid.

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

Mortgage Loan Payable

Beginning in February 2005, the Company has been unable to make the monthly payments of $68,000 for principal and interest, required under the loan agreement.

Line of Credit Request for Payment

In June 2005 the Company received a letter from Gemma Hwang, a related party, requesting immediate payment of approximately $4.3 million, representing total principal and accrued interest owed by the Company for the note as of that date. During the quarter ended April 30, 2005, the Company exchanged its investment in the common stock of Biomax for $50,000 of principal owed to Gemma Hwang. See Note 3 for more information regarding this related party note payable.

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

In January 2005, we entered into a definitive agreement with Neoware, Inc., one of our competitors, under which Neoware will acquire our thin client business, including all related assets. At this time, we are considering other business opportunities to invest the eventually proceeds from this transaction.

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

Deferred Taxe
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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of sales:

	Three Months Ended January 31, (unaudited)
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	71.8	75.5
Gross profit	28.2	24.5
Operating expenses:
Sales and marketing	12.0	14.5
Research and development	6.2	5.3
General and administration	15.7	15.6
Total operating expenses	33.8	35.4
Loss from operations	(5.6)	(10.8)
Rental income	-	5.6
Gain on CNET stock sale	-	7.0
Impairment losses on investment in affiliate	(1.3)	-
Interest expenses, net	(14.4)	(3.7)
Other income, net	0.1	4.9
Net income (loss)	(21.1)	3.0

Three Months Ended January 31, 2005 compared to Three Months Ended January 31, 2004

Net Sales
Net sales for the first three months of fiscal 2005 were approximately $1.7 million, compared to approximately $2.9 million for the same period in 2004, a decrease of approximately $1.2 million, or 41%. For the first quarter of fiscal 2004, one customer accounted for approximately 38% of net sales. For the first quarter of fiscal 2005, that customer accounted for 12% of net sales.
Net sales of thin client products decreased in the first three months of fiscal 2005 to approximately $1.3 million, from approximately $2.4 million in the same period in 2004. The decrease is due principally to an agreement signed with Neoware to sell our thin client business, resulting in changes in the sales process starting in January 2005.

Cost of Sales
Cost of sales was approximately $1.2 million for the first three months of fiscal 2005, compared to $2.2 million in the same period in 2004, a decrease of approximately $1.0 million or 44%. As a percent of net sales, cost of sales was approximately 72% for the first three months of fiscal 2004, compared to 76% for the same period in 2004.

Gross Profit
Gross profit was approximately $0.5 million for the first three months of fiscal 2005, compared to approximately $0.7 million for the same period in 2004, a decrease of approximately $0.2 million, or 32%. The decrease is due principally to the decrease in thin client net sales. As a percent of net sales, gross profit was approximately 28% for the first three months of fiscal 2005, compared to 25% for the same period in 2004.

Sales and Marketing
Sales and marketing expenses were approximately $0.2 million for the first three months of fiscal 2005, compared to approximately $0.4 million for the same period in 2004, a decrease of approximately $0.2 million, or 51%. The decrease is due in principal to the decrease of payroll and commission expense after the reduction of sales personnel at the end of first quarter of fiscal 2004. As a percent of net sales, sales and marketing expenses decreased to approximately 12% for the first three months of fiscal 2005, from approximately 15% for the same period in 2004. The decrease as a percent of total net sales is due principally to the decrease of payroll and related expenses, partially offset by the decrease of total net sales.

Research and Development
Research and development expenses decreased from approximately $0.2 million for the first three months of fiscal 2004 to approximately $0.1 million for the same period in 2005, a decrease of approximately $46,000, or 30%, primarily due to the decrease of testing and related expenses for the new motherboard for our thin client products.

General and Administrative
General and administrative expenses decreased from approximately $0.5 million for the first three months of fiscal 2004 to approximately $0.3 million for the same period in 2005, a decrease of approximately $0.2 million or 40%, due primarily to a decrease in rent expenses, after the purchase of TVCA, LLC in August 2004, and a decrease of accounting expenses due to the prior year restatement of our financial statements.

Rental Income
Rental income was of approximately $0.2 million for the first three months of fiscal 2004. No rental income was recorded in the first three months of fiscal 2005.

Gain on CNET Stock Sales
In the first three months of fiscal 2004, the Company recorded a gain of approximately $0.2 million from the sale of CNET stock. No sale of marketable securities was made during the first three months of fiscal year 2005.

Interest Expense, net
Interest expense were approximately $0.2 million for the first three months of fiscal 2005, compared to approximately $0.1 million during the first three months of fiscal years 2004, an increase of approximately $0.1 million or 130%. The increase is due to the purchase of TVCA, LLC in August 2004, resulting in an increase of interest expense due to the mortgage loan payable.

Other Income
Other income decreased from approximately $0.1 million for the first three months of fiscal year 2004 to approximately $2,000 for the same period in 2005, a decrease of approximately $0.1 million or 99%. The decrease of other income is due principally to the termination of our sale-leaseback transaction in August 2004.

Net Income (Loss)
In the first three months of fiscal year 2005 net loss was approximately $0.4 million, compared to a net income of approximately $0.1 million for the same period in 2004, a decrease of approximately $0.3 million.

Liquidity and Capital Resources

For the three month period ended January 31, 2005, net cash used in operating activities of approximately $0.2 million was primarily attributable to a net loss and an increase in inventory, partially offset by a decrease in accounts receivable and an increase in accounts payable and accrued liabilities. The increase in accounts payable and inventory was primarily due to inventory in transit at the end of first quarter of fiscal 2005, while the decrease of accounts receivable was due principally to a decrease in net sales in January 2005. For the three month period ended January 31, 2004, net cash used in operating activities of approximately $1.3 million was primarily attributable to a decrease in accounts payable and an increase in accounts receivable, partially offset by a decrease in inventories. The decrease in accounts payable was due principally to payments made during the period for inventory acquired at the end of fiscal 2003 related to the replacement of our old motherboard for thin clients, VIA, with a new motherboard, TRANSMETA, while the decrease in inventory and increase in accounts receivable were due to an increase in total net sales in the period ended January 2004.

For the three month period ended January 31, 2004, net cash provided by investing activities in of approximately $0.1 million was represented by proceeds from CNET stock sold in January 2004, partially offset by a loan granted to a related party.

For the three month period ended January 31, 2005, net cash used in financing activities of approximately $24,000 was represented by mortgage payments for the headquarters property loan, starting in August 2004. For the three month period ended January 31, 2004, net cash provided by financing activities of approximately $0.7 million was represented by amounts borrowed from Gemma Hwang under the line of credit, partially offset by lease payments against the capital lease obligation.

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

We concurrently leased back this facility over a 15-year lease term expiring in December 2013. The land component had been recorded as an operating leaseback. The building component has been accounted for as a capital lease, whereby a leased building asset and capital lease obligation were recorded at the fair value of approximately $6.27 million. As a result of the sale for $11.0 million, a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.5 million, is being amortized over the 15-year lease life using the straight-line method. The deferred gain attributable to the building element, which approximates $4.5 million, is being amortized over the leased building asset life, which has been determined to be the 15-year lease term, on a straight-line method.

In December 2000, we entered into a lease agreement to sublease a portion of our main facility to a company unaffiliated with us. The operating sublease provided that the sublessee pay taxes, maintenance, insurance and other occupancy expense applicable to the subleased premises. The lease agreement expired on January 10, 2004 and was not renewed.

On August 9, 2004, the Company purchased all the membership interests in TVCA, LLC ("TVCA") from affiliates of its landlord. TVCA is the entity that owns the property at which the Company's headquarters are located. As consideration for the membership interests in TVCA, the Company paid an amount of $10.00. In addition to owning the property at 2345 Harris Way, TVCA is also obligated under a certain non-recourse promissory note with a principal balance of approximately $8.8 million for which the property serves as security. See Note 7 of notes to financial statements for more information about this transaction.

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

In January 2005, the Company entered into a definitive agreement with Neoware, Inc. ("Neoware"), one of its competitors, under which Neoware will acquire the Company's thin client business, including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements for $5 million in cash plus a potential earn-out based upon performance. In addition, as of January 12, 2005, TeleVideo retained Neoware as its exclusive distributor and sales agent and all TeleVideo thin client products are available directly from Neoware. The transaction is subject to regulatory approval and the acquisition is expected to close in June 2005.

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

During fiscal years 2003 and 2004, Xeline, Synertech and Ningbo China were written off from the Company's books due to permanent impairments in their fair market value, and, consequently, the value of the assets granted as security interest for this note was reduced.

In June 2005 we received a letter from Gemma Hwang, requesting immediate payment of approximately $4.3 million, representing total principal and accrued interest owed by us under this line of credit.

Summary of Liquidity

We used net cash in operations of approximately $0.2 million and $1.3 million for the three-month periods ended January 31, 2005 and 2004, respectively.  In the first quarter of 2004, we sold all CNET shares of stock, and the proceeds have been used for regular business activities. Also, in the first quarter of 2004, we increased the maximum amount of our line of credit with Gemma Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. The credit line with Gemma Hwang is fully utilized and Gemma Hwang refused to extend additional funding to our Company.

Our loan for headquarters property has a balance of approximately $8.8 million as of January 31, 2005, and we are required to make monthly payments of approximately $68,000, including principal and interest, under the loan agreement. Beginning in February 2005, we were unable to make required monthly payments.

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

As of January 31, 2005, we had a working capital deficit of approximately $2.4 million, as compared to $2.0 million capital deficit recorded as of October 31, 2004, an increase of $0.4 million or 20%.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

Factors that May Affect Future Results (Risk Factors)

Additional Financing

We may require additional capital to fund our operations during the remainder of fiscal 2005 and beyond. We have had recurring net losses in the past three fiscal years and for the first three months of fiscal year 2005. Management is currently attempting to create and execute plans intended to increase revenues and margins, and to reduce spending. If we are unable to raise additional funds, we may be required to reduce the scope of our planned operations, which could harm our business, or we may need to cease operations.

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

Investment in Affiliate

Investment in affiliate represents approximately 1% of our total assets at January 31, 2005. If there is additional impairment in the carrying value of the affiliate investment, we will reduce its carrying value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk for changes in interest rates, because its line of credit with Gemma Hwang has a variable interest rate, equal to the Wall Street Journal prime rate published at the beginning of each month, plus one percent. The Company may be able to renegotiate its agreement with Gemma Hwang, regarding the interest rate, as it happened in fiscal 2002, but the success of these negotiations cannot be assured. As of January 31, 2005, the balance of this note plus accrued interest was $4.3 million and the interest rate was 6.25%.

The market risk for changes in the interest rate for the Company's investments is not significant because these investments are limited to highly liquid instruments with maturities of three months or less. At January 31, 2005, the Company had approximately $0.5 million classified as cash and cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of January 31, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of January 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Commission ("SEC") Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In connection with the audit of the consolidated financial statements for the year ended October 31, 2004, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to the inadequacy of supporting documentation relating to the Company's accounting records and the inadequacy of review and supervision of the preparation of accounting records.

Prior to the issuance of the Company's consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in the consolidated financial statements as of and for each of the three years in the period ended October 31, 2004 and January 31, 2005, fairly presents, in all material respects, the financial condition and results of operations of Televideo, except for the lack of stock option records mentioned in Note 10 to the consolidated financial statements, included in the Form 10-K filed with SEC on June 9, 2005.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

       TELEVIDEO, INC.
       (Registrant)

By: /s/ K. PHILIP HWANG                                                                  Date:
       K. Philip Hwang                                                                              June 14, 2005
       Chairman of the Board and Chief Executive Officer

By: /s/ RICHARD KIM                                                                        Date:
       Richard Kim                                                                                    June 14, 2005
       Vice President of Marketing and Human Resources
       and Acting Chief Financial Officer