Form 10-Q
period 2005-04-30
TELEVIDEO INC
filed 2005-06-22
CIK 353779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of registrant's Common Stock, as of June 17, 2005 is: 11,309,772.

EXPLANATORY NOTE

A review of the Condensed Consolidated Financial Statements herein was not completed by the Company's independent registered public accounting firm prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934.

TELEVIDEO, INC.

 INDEX

PART I. FINANCIAL INFORMATION

TELEVIDEO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	April 30, 2005	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$343	$747
Accounts receivable, net	365	912
Loan to related party	200	200
Inventories, net	1,459	1,504
Prepaids and other current assets	130	79
Total current assets	2,497	3,442
Property, plant and equipment, net	4,873	4,918
Mortgage escrow deposits	583	693
Investment in affiliate	-	72
Total assets	$7,953	$9,125
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$663	$852
Accrued liabilities	903	506
Related party note payable	3,867	4,017
Mortgage loan payable - current	126	106
Total current liabilities	5,559	5,481
Mortgage loan payable, less current portion	8,625	8,669
Total liabilities	14,184	14,150
Commitments and contingencies (Note 2)
Stockholders' deficit:
Preferred stock, $0.01 par value Authorized - 3,000,000 shares Outstanding - None as of April 30, 2005 and October 31, 2004	-	-
Common stock, $0.01 par value; Authorized - 20,000,000 shares Outstanding - 11,309,772 shares at April 30, 2005 and October 31, 2004 (net of 120,000 treasury shares)	453	453
Additional paid-in capital	95,735	95,735
Accumulated deficit	(102,419)	(101,213)
Total stockholders' deficit	(6,231)	(5,025)
Total liabilities and stockholders' deficit	$7,953	$9,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net sales	$1,437	$2,238	$3,149	$5,129
Cost of sales	1,134	1,735	2,363	3,916
Gross profit	303	503	786	1,213
Operating expenses:
Sales and marketing	230	398	435	818
Research and development	84	144	190	296
General and administration	597	451	865	900
Total operating expenses	911	993	1,490	2,014
Loss from operations	(608)	(490)	(704)	(801)
Rental income	-	-	-	163
Gain on CNET stock sale	-	-	-	203
Impairment losses on investment in affiliates	-	-	(22)	-
Interest expenses, net	(351)	(137)	(597)	(245)
Other income, net	115	153	117	293
Net loss	$(844)	$(474)	$(1,206)	$(387)
Net loss per share, basic and diluted	$(0.07)	$(0.04)	$(0.11)	$(0.03)
Weighted-average shares outstanding	11,310	11,310	11,310	11,310

 The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,206)	$(387)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	45	228
Gain on marketable securities	-	(203)
Impairment losses on investment in affiliate	22	-
Revaluation of investment in affiliate	(100)	-
Changes in operating assets and liabilities:
Accounts receivable	547	(507)
Prepaids, other current assets and mortgage escrow deposits	60	(131)
Inventories	44	1,802
Accounts payable	(189)	(2,092)
Accrued liabilities	397	175
Deferred rent	-	60
Deferred gain	-	(269)
Net cash used in operating activities	(380)	(1,324)
Cash flows from investing activities:
Proceeds from sale of marketable securities	-	289
Principal payments on note receivable	-	14
Loan to related party	-	(200)
Net cash provided by investing activities	-	103
Cash flows from financing activities:
Proceeds from issuance of note payable	-	800
Payments on capital lease obligation	-	(66)
Payments on mortgage loan	(24)	-
Net cash provided by (used in) financing activities	(24)	734
Net decrease in cash and cash equivalents	(404)	(487)
Cash and cash equivalents at beginning of period	747	596
Cash and cash equivalents at end of period	$343	$109

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004 filed with the SEC on June 9, 2005. The results of operations for the three and six-month period ended April 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending October 31, 2005 or any other period.

The Company used net cash in operations of approximately $0.4 million and $1.3 million for the six-month periods ended April 30, 2005 and 2004, respectively.  For the first six months of fiscal 2005, net cash used in operating activities was principally due to a loss from operations and a decrease in accounts payable, partially offset by a decrease in accounts receivable and an increase in accrued liabilities. In the first quarter of fiscal year 2004, the Company sold all of its shares of CNET common stock and the proceeds have been used for regular business activities. Also, in the first quarter of 2004, the Company increased the maximum amount of its line of credit with Gemma Hwang from $3.5 million to $4.0 million and borrowed an additional $0.8 million under this line of credit. As of the end of the second quarter of 2005, the credit line was fully utilized, and Gemma Hwang refused to extend additional funding to the Company.

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

Investment in Affiliate

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

Stock Based Compensation

The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), subsequently amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to account for stock-based awards issued to its employees. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company did not maintain adequate supporting documentation necessary in order to provide stock option financial statement disclosures required under accounting principles generally accepted in the United States of America, including SFAS 123 and 148. See the Company's Form 10-K filed on June 9, 2005, Note 9 of the notes to the consolidated financial statements included in Item 8, for more information regarding stock options.

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

Accounts receivable includes allowances for doubtful accounts of approximately $0.1 million as of April 30, 2005 and October 31, 2004.

Inventories, net

Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard cost basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs.

 Inventories consisted of the following (in thousands):

	April 30, 2005	October 31, 2004
	(unaudited)
Purchased parts and subassemblies	$598	$350
Work-in-process	52	158
Finished goods	809	996
	$1,459	$1,504

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

The following table reconciles changes in the Company's accrued warranty, which is included in accrued expenses and related costs for the three-month period ended April 30, 2005 (unaudited, in thousands):

Beginning accrued warranties and related costs	$47
Warranties accrued	13
Warranties settled	(17)
Ending accrued warranties and related costs	$43

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

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed proforma net income using fair-value-based methods. Public entities are required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. The Company has not yet determined which transition method will be adopted for the recognition of the stock based compensatory expense and the Company believes that expensing of stock options will not have a material impact on its financial statements going forward due to its limited utilization of stock options.

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

NOTE 3. LINE OF CREDIT

 In May 2001, the Company obtained a line of credit, payable on demand, from Gemma Hwang ("Mrs. Hwang"), the spouse of the Company's CEO and majority stockholder, Dr. K. Philip Hwang, in the amount of $3.5 million. The Company can borrow money under this line of credit when needed in order to assure the continuity of operations. The Company granted to Mrs. Hwang a security interest in the following described property as collateral for the line of credit:

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

In November 2003, Mrs. Hwang agreed to increase the maximum credit amount for the note payable from $3.5 million to $4.0 million, all other conditions remaining the same. Under the new agreement, the Company borrowed $0.3 million in November 2003 and $0.5 million in December 2003. As of April 30, 2005, the balance of the loan was $4.3 million, including principal of $3.9 million and accrued interest of approximately $0.4 million, with an interest rate of 6.75%.

During fiscal years 2003 and 2004, Xeline, Synertech and Ningbo China were written off from the Company's books due to permanent impairments in their fair market value, and, consequently, the value of the assets granted as security interest for this note was reduced.

During the quarter ended April 30, 2005, the Company paid down $150,000 of principal on the note payable in exchange for its investments in Biomax and Xeline for $50,000 and $100,000, respectively.

Additionally, the Company has entered into a loan agreement with a related party. See Note 4 for more information regarding this transaction.

See Note 8 related to line of credit request for payment.

NOTE 4. RELATED PARTY TRANSACTIONS

TeleMann Sublease and Loan Receivable
The Company's CEO, Dr. K. Philip Hwang, is a 5% shareholder of TeleMann, Inc., a subsidiary of Global Telemann Systems, Inc. ("GTS"), a privately held company. Starting in 1999, GTS subleased a portion of the building located at 2345 Harris Way from the Company. From January 2001 to November 2004, GTS was unable to pay the monthly rental obligations under the lease agreement. In the first quarter of fiscal year 2004, the Company agreed to lend GTS up to $0.2 million, with an annual interest rate of 6%. In the first and second quarters of fiscal year 2004, GTS borrowed a total of $0.2 million. In the third quarter of fiscal 2004, the Company agreed to increase the maximum amount of this loan to $0.3 million and GTS borrowed an additional $0.1 million. The loan is personally guaranteed up to $0.2 million by the Company's CEO, Dr. K. Philip Hwang, and was expected to be paid back by November 30, 2004. As of April 30, 2005, the balance of the loan was $0.2 million and $0.1 million was reserved. As of June 21, 2005, these loans to GTS have not been repaid.

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

Xeline (Keyin) Telecom Co., Ltd.
On May 12, 2000, the Company purchased for approximately $2.5 million an aggregate of 15,278 ordinary shares of Xeline (Keyin) Telecom Co. Ltd. ("Xeline"). Xeline is a private company located in Seoul, Korea, that is engaged in developing power line technology for electricity transportation. The Company's investment in Xeline represents a 5.75% interest in this corporation. At the end of fiscal year 2004, Xeline recorded a large stockholders' deficit and the Company considered that it was a permanent impairment in the value of this investment. Consequently, the investment balance of approximately $0.2 million was written off as of October 31, 2004. During the quarter ended April 30, 2005, the Company exchanged its investment in the common stock of Xeline for $100,000 of principal owed to Gemma Hwang. See Note 3 for more information regarding this related party note payable.

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

TeleVideo had export sales, primarily to Europe, Asia and Latin America, of approximately $0.1 million in the second quarter of the fiscal years 2005 and 2004, representing 6% and 4% of total net sales, respectively.

The Company's sales are represented in principal by two main products, thin clients and terminals. Below is the break-out of sales of these products for each of three and six months ended April 30, 2005 and 2004, (in thousands):

	Three Months Ended April 30, (unaudited)		Six Months Ended April 30, (unaudited)
Product	2005	2004	2005	2004
Thin client	$1,197	$1,936	$2,476	$4,358
Terminals	230	288	656	756
Others	10	14	17	15
Total	$1,437	$2,238	$3,149	$5,129

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

On August 9, 2004, the Company agreed on consent to transfer 99.9% interest in TVCA, LLC and on the assignment of a 100% interest in TVCA, Inc. TVCA, LLC is the legal entity that owns the land and the building where the Company's headquarters is located. As consideration for the transfer of membership interests in TVCA, LLC and assignment of ownership of TVCA, Inc., the Company assumed the non-recourse mortgage loan payable in the principal balance of $8.8 million for which the property serves as security and cancelled the $2.4 million note receivable issued by Televideo under the 1998 sale-leaseback agreement. Additionally, the Company's CEO, Dr. K. Philip Hwang, personally contributed $0.1 million, reducing the Company's cost for this transaction with no additional obligation to the Company.

The fair market value of the property was appraised by an independent certified appraiser at $4.85 million and the Company received mortgage loan escrow deposits of approximately $0.7 million. The total amount of the mortgage loan assumed by the Company, for which the property served as security, was approximately $8.8 million, and the resulting difference between the assets received and debt assumed of $3.4 million was recorded as goodwill. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The conditions that indicate a goodwill impairment exist is that the primary assets of TVCA, LLC, land and a building, is essentially vacant without any prospects of being leased in the near future. As of October 31, 2004, the Company recognized an impairment charge of $3.4 million for the book value of the goodwill.

The balance of the secured loan mortgage for the headquarters property was $8.8 million at April 30, 2005, with an interest rate of 8% per annum. Scheduled monthly payments are $68,000, including principal and interest, and the maturity date for this loan is January 1, 2009, when all remaining outstanding principal and interest must be paid.

Beginning in February 2005, the Company has been unable to make the monthly payments of $68,000 for principal and interest required under the loan agreement. As of April 30, 2005, additional interest and late fees in the amount of approximately $0.4 million have been accrued in accordance to mortgage loan agreement.

NOTE 8. SUBSEQUENT EVENTS

Sale of Thin Client Business

In January 2005, the Company entered into a definitive agreement with Neoware, Inc. ("Neoware"), one of its competitors, under which Neoware will acquire the Company's thin client business including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements for $5 million in cash plus a potential earn-out based upon performance. In addition, starting January 12, 2005, TeleVideo has retained Neoware as its exclusive distributor and sales agent and all TeleVideo thin client products are available directly from Neoware. The agreement was amended on June 14, 2005, reducing the purchase price to $4 million, increasing the potential earn-out, and extending the termination date of the agreement. The transaction is subject to regulatory approval, and the acquisition is expected to close in July 2005.

Line of Credit Request for Payment

In June 2005 the Company received a letter from Mrs. Hwang, a related party, requesting immediate payment of approximately $4.3 million, representing total principal and accrued interest owed by the Company for the note as of that date. During the three month period ended April 30, 2005, the Company repaid Mrs. Hwang $150,000 in exchange for its investments in Biomax and Xeline. See Note 3 for more information regarding this related party note payable.

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

In January 2005, we entered into a definitive agreement with Neoware, Inc., one of our competitors, under which Neoware will acquire our thin client business, including all related assets. At this time, we are considering whether other business opportunities exist to invest the eventual proceeds from this transaction.

We face strong competition in the marketplace and continue to look for ways to improve operating efficiency. To lower the production costs, we have continued to negotiate with suppliers and also shifted many production processes overseas to subcontractors.

Recent Events

Sale of Thin Client Business

In January 2005, the Company entered into a definitive agreement with Neoware, Inc. ("Neoware"), one of its competitors, under which Neoware will acquire the Company's thin client business including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements for $5 million in cash plus a potential earn-out based upon performance. In addition, starting January 12, 2005, TeleVideo has retained Neoware as its exclusive distributor and sales agent and all TeleVideo thin client products are available directly from Neoware. The transaction is subject to regulatory approval, and the acquisition is expected to close in July 2005. The agreement was amended on June 14, 2005, reducing the purchase price to $4 million, increasing the potential earn-out, and extending the termination date of the agreement.

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

Deferred Taxes
We account for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A deferred tax valuation allowance is provided for deferred tax assets when it is determined that it is more likely than not that amounts will not be recovered.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of sales:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.9	77.5	75.0	76.4
Gross profit	21.1	22.5	25.0	23.6
Operating expenses:
Sales and marketing	16.0	17.8	13.8	15.9
Research and development	5.8	6.4	6.0	5.8
General and administration	41.5	20.2	27.5	17.5
Total operating expenses	63.4	44.4	47.3	39.3
Loss from operations	(42.3)	(21.9)	(22.4)	(15.6)
Rental income	-	-	-	3.2
Gain on CNET stock sale	-	-	-	4.0
Impairment losses on investment in affiliates	-	-	(0.7)	-
Interest expenses, net	(24.4)	(6.1)	(19.0)	(4.8)
Other income, net	8.0	6.8	3.7	5.7
Net loss	(58.7)	(21.2)	(38.3)	(7.5)

Three Months Ended April 30, 2005 compared to Three Months Ended April 30, 2004

Net Sales
Net sales for the second quarter of the fiscal year 2005 were approximately $1.4 million, compared to approximately $2.2 million for the same period in 2004, a decrease of approximately $0.8 million, or 36%.
Net sales of thin client products decreased in the second quarter of the fiscal year 2005 to approximately $1.2 million, from approximately $1.9 million in the same period in 2004. The decrease is due principally to an agreement signed with Neoware to sell our thin client business, resulting in changes in the sales process starting in January 2005.

Cost of Sales
Cost of sales was approximately $1.1 million for the second quarter of fiscal year 2005, compared to $1.7 million in the same period in 2004, a decrease of approximately $0.6 million or 35%. As a percent of net sales, cost of sales was approximately 79% for the second quarter of fiscal 2005, compared to 78% for the same period in 2004.

Gross Profit
Gross profit was approximately $0.3 million for the second quarter of fiscal 2005, compared to approximately $0.5 million for the same period in 2004, a decrease of approximately $0.2 million, or 40%. The decrease is due principally to the decrease in thin client net sales. As a percent of net sales, gross profit was approximately 21% for the second quarter of fiscal 2005, compared to 23% for the same period in 2004.

Sales and Marketing
Sales and marketing expenses were approximately $0.2 million for the second quarter of fiscal 2005, compared to approximately $0.4 million for the same period in 2004, a decrease of approximately $0.2 million, or 42%. The decrease is due in principal to the decrease of payroll and commission expense, after the reduction of sales personnel, and to the reduction of rental expenses due to the cancellation of our headquarter sales-leaseback transaction. As a percent of net sales, sales and marketing expenses decreased to approximately 16% for the second quarter of fiscal 2005, from approximately 18% for the same period in 2004. The decrease as a percent of total net sales is due principally to the decrease of payroll and commission expenses, partially offset by the decrease of total net sales.

Research and Development
Research and development expenses were of approximately $0.1 million, or 6% of total net sales, for the second quarter of fiscal years 2005 and 2004.

General and Administrative
General and administrative expenses were approximately $0.5 million for second quarters of fiscal years 2005 and 2004, an increase of approximately $0.1 million or 31%, due primarily to real estate taxes paid for our headquarter property, after the purchase of TVCA, LLC in August 2004.

Interest Expense, net
Interest expense was approximately $0.4 million for the second quarter of fiscal year 2005, compared to approximately $0.1 million during the same period in fiscal year 2004, an increase of approximately $0.2 million or 156%. The increase is due to the purchase of TVCA, LLC in August 2004, resulting in an increase of interest expense due to the mortgage loan payable.

Other Income
Other income decreased from approximately $0.2 million for the second quarter of fiscal year 2004 to approximately $0.1 million for the same period in 2005, a decrease of approximately $38,000 or 25%. The decrease of other income is due principally to the termination of our sale-leaseback transaction in August 2004.

Net Loss
In the second quarter of fiscal year 2005, net loss was approximately $0.6 million, compared to a net loss of approximately $0.5 million for the same period in 2004, an increase of approximately $0.1 million or 21%.

Six Months Ended April 30, 2005 compared to Six Months Ended April 30, 2004

Net Sales
Net sales for the first six months of fiscal year 2005 were approximately $3.1 million, compared to approximately $5.1 million for the same period in 2004, a decrease of approximately $2.0 million, or 39%.
Net sales of thin client products decreased in the first six months of fiscal year 2005 to approximately $2.5 million, from approximately $4.4 million in the same period in 2004. The decrease is due principally to an agreement signed with Neoware to sell our thin client business, resulting in changes in the sales process starting in January 2005.

Cost of Sales
Cost of sales was approximately $2.4 million for the first six months of fiscal year 2005, compared to $3.9 million in the same period in 2004, a decrease of approximately $1.6 million or 40%. As a percent of net sales, cost of sales was approximately 75% for the first six months of fiscal 2004, compared to 76% for the same period in 2004.

Gross Profit
Gross profit was approximately $0.8 million for the first six months of fiscal 2005, compared to approximately $1.2 million for the same period in 2004, a decrease of approximately $0.4 million, or 35%. The decrease is due principally to the decrease in thin client net sales. As a percent of net sales, gross profit was approximately 25% for the first six months of fiscal 2005, compared to 24% for the same period in 2004.

Sales and Marketing
Sales and marketing expenses were approximately $0.4 million for the first six months of fiscal 2005, compared to approximately $0.8 million for the same period in 2004, a decrease of approximately $0.4 million, or 47%. The decrease is due principally to the reduction of sales personnel and the reduction in commission expense attributable to decreased sales activity. As a percent of net sales, sales and marketing expenses decreased to approximately 14% for the first six months of fiscal 2005, from approximately 16% for the same period in 2004. The decrease as a percent of total net sales is due principally to the decrease of payroll and related expenses.

Research and Development
Research and development expenses decreased from approximately $0.3 million for the first six months of fiscal 2004 to approximately $0.2 million for the same period in 2005, a decrease of approximately $0.1 million, or 36%, primarily due to the decrease of testing and related expenses for the new motherboard for our thin client products.

General and Administrative
General and administrative expenses were approximately $0.9 million for the first six months of fiscal years 2005 and 2004, a decrease of approximately $35,000 or 4%. The decrease is due to a decrease of accounting expenses due to the prior year restatement of our financial statements, partially offset by an increase of real estate tax expense, after the purchase of TVCA, LLC in August 2004.

Rental Income
Rental income was of approximately $0.2 million for the first six months of fiscal 2004. No rental income was recorded in the first six months of fiscal 2005.

Gain on CNET Stock Sales
In the first six months of fiscal 2004, the Company recorded a gain of approximately $0.2 million from the sale of CNET stock. No sale of marketable securities was made during the first six months of fiscal year 2005.

Interest Expense, net
Interest expense was approximately $0.5 million for the first six months of fiscal 2005, compared to approximately $0.2 million during the first six months of fiscal years 2004, an increase of approximately $0.2 million or 99%. The increase is due to the purchase of TVCA, LLC in August 2004, resulting in an increase of interest expense due to the mortgage loan payable.

Other Income
Other income decreased from approximately $0.3 million for the first six months of fiscal year 2004 to approximately $0.1 million for the same period in 2005, a decrease of approximately $0.2 million or 60%. The decrease of other income is due principally to the termination of our sale-leaseback transaction in August 2004.

Net Loss
In the first six months of fiscal year 2005, net loss was approximately $0.9 million, compared to a net loss of approximately $0.4 million for the same period in 2004, an increase of approximately $0.6 million or 142%.

Liquidity and Capital Resources

For the six month period ended April 30, 2005, net cash used in operating activities of approximately $0.4 million was primarily attributable to a net loss and a decrease in accounts payable, partially offset by a decrease in accounts receivable and an increase in accrued liabilities. The decrease of accounts payable was primarily due to payments for inventory acquired at the end of fiscal year 2004, while the decrease of accounts receivable was due principally to a decrease in net sales. For the six month period ended April 30, 2004, net cash used in operating activities of approximately $1.3 million was primarily attributable to a decrease in accounts payable and an increase in accounts receivable, partially offset by a decrease in inventories. The decrease in accounts payable was due principally to payments made during the period for inventory acquired at the end of fiscal 2003 related to the replacement of our old motherboard for thin clients, VIA, with a new motherboard, TRANSMETA, while the decrease in inventory and increase in accounts receivable were due to an increase in total net sales for the six month period ended April 2004.

For the six month period ended April 30, 2004, net cash provided by investing activities in of approximately $0.1 million was represented by proceeds from CNET stock sold in January 2004, partially offset by a loan granted to a related party.

For the six month period ended April 30, 2005, net cash used in financing activities of approximately $24,000 was represented by mortgage payments for the headquarters property loan, starting in August 2004. For the six month period ended April 30, 2004, net cash provided by financing activities of approximately $0.7 million was represented by amounts borrowed from Gemma Hwang under the line of credit, partially offset by lease payments against the capital lease obligation.

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

During fiscal year 2004, the Company had serious financial difficulties, due to the continuous loss from operations, to the ending of the sublease agreement with its tenant and to the decision of Gemma Hwang to stop financing the Company. As a result, the Company was unable to meet its obligation under the lease agreement for the headquarters property, and the Company entered into an agreement to cancel the lease agreement and to purchase TVCA, LLC ("TVCA"), the legal entity which owned the headquarters property. In exchange, the Company assumed the loan obligations collateralized by the property. After acquiring the property in August 2004, total monthly obligations were reduced from approximately $120,000 per the lease agreement to approximately $82,000 for loan and escrow payments. At the same time, the Company continued to record losses from operations and its financial condition was deteriorating. After an analysis of the revenue forecast for fiscal year 2005, it was determined that the anticipated sales would not generate enough cash flow to continue operations through the end of the year. Consequently, if there is not a significant improvement in our operations' activities, a substantial increase in sales or a significant reduction of operational expenses, and we are unable to find additional sources of income or financing resources, including the rental of our available space at the headquarters property, we may be unable to sustain our operations through the end of fiscal 2005.

In January 2005, the Company entered into a definitive agreement with Neoware, Inc. ("Neoware"), one of its competitors, under which Neoware will acquire the Company's thin client business, including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements for $5 million in cash plus a potential earn-out based upon performance. In addition, as of January 12, 2005, TeleVideo retained Neoware as its exclusive distributor and sales agent and all TeleVideo thin client products are available directly from Neoware. The transaction is subject to regulatory approval and the acquisition is expected to close in July 2005. The agreement was amended on June 14, 2005, reducing the purchase price to $4 million, increasing the potential earn-out, and extending the termination date of the agreement.

In May 2001, we obtained a line of credit from Gemma Hwang ("Mrs. Hwang"), the spouse of the Company's CEO and majority stockholder, Dr. K. Philip Hwang, in the amount of $3.5 million. We can borrow money under this line of credit when needed in order to assure the continuity of operations. We granted Mrs. Hwang a security interest in the following described property as collateral for the line of credit:
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

In November 2003, we increased the maximum amount of our line of credit with Mrs. Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. As of January 31, 2004, the credit line with Mrs. Hwang was fully utilized, having a balance of approximately $4.1 million, including approximately $4.0 million principal and approximately $0.1 million accrued interest. In December 2003, Mrs. Hwang refused to extend additional funding to our Company.

During fiscal years 2003 and 2004, Xeline, Synertech and Ningbo China were written off from the Company's books due to permanent impairments in their fair market value, and, consequently, the value of the assets granted as security interest for this note was reduced.

During the quarter ended April 30, 2005, the Company exchanged its investments in the common stock of Biomax for $50,000 and Xeline for $100,000 of principal owed to Mrs. Hwang.

In June 2005 we received a letter from Mrs. Hwang, requesting immediate payment of approximately $4.3 million, representing total principal and accrued interest owed by us under this line of credit.

Summary of Liquidity

We used net cash in operations of approximately $0.4 million and $1.3 million for the six-month periods ended April 30, 2005 and 2004, respectively.  In the first quarter of 2004, we sold all CNET shares of stock, and the proceeds have been used for regular business activities. Also, in the first quarter of 2004, we increased the maximum amount of our line of credit with Gemma Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. The credit line with Gemma Hwang is fully utilized and Gemma Hwang has refused to extend additional funding to our Company.

Our loan for headquarters property has a balance of approximately $8.8 million as of April 30, 2005, and we are required to make monthly payments of approximately $68,000, including principal and interest, under the loan agreement. Beginning in February 2005, we were unable to make required monthly payments.

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

As of April 30, 2005, we had a working capital deficit of approximately $3.1 million, as compared to $2.0 million capital deficit recorded as of October 31, 2004, an increase of $1.0 million or 50%.

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

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed proforma net income using fair-value-based methods. Public entities are required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. The Company has not yet determined which transition method will be adopted for the recognition of the stock based compensatory expense and the Company believes that expensing of stock options will not have a material impact on its financial statements going forward due to its limited utilization of stock options.

Factors that May Affect Future Results (Risk Factors)

Additional Financing

We may require additional capital to fund our operations during the remainder of fiscal 2005 and beyond. We have had recurring net losses in the past three fiscal years and for the first six months of fiscal year 2005. Management is currently attempting to create and execute plans intended to increase revenues and margins and to reduce spending. If we are unable to raise additional funds, we may be required to reduce the scope of our planned operations, which could harm our business, or we may need to cease operations.

In the first quarter of 2004, we increased the maximum amount of our line of credit with Gemma Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. As of the end of the second quarter of 2005, the credit line with Gemma Hwang was fully utilized, and Gemma Hwang refused to extend additional funding to our Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk for changes in interest rates, because its line of credit with Gemma Hwang has a variable interest rate, equal to the Wall Street Journal prime rate published at the beginning of each month, plus one percent. The Company may be able to renegotiate its agreement with Gemma Hwang, regarding the interest rate, as it happened in fiscal 2002, but the success of these negotiations cannot be assured. As of April 30, 2005, the balance of this note plus accrued interest was $4.3 million and the interest rate was 6.75%.

The market risk for changes in the interest rate for the Company's investments is not significant because these investments are limited to highly liquid instruments with maturities of three months or less. At April 30, 2005, the Company had approximately $0.3 million classified as cash and cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 30, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of April 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Commission ("SEC") Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Prior to the issuance of the Company's consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in the consolidated financial statements as of and for each of the three years in the period ended October 31, 2004 and April 30, 2005, fairly presents, in all material respects, the financial condition and results of operations of Televideo, except for the lack of stock option records mentioned in Note 10 to the consolidated financial statements included in the Form 10-K filed with SEC on June 9, 2005.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting that occurred during the quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TELEVIDEO, INC.
(Registrant)

By: /s/ K. PHILIP HWANG                                                                                      Date:
       K. Philip Hwang                                                                                                  June 22, 2005
       Chairman of the Board and Chief Executive Officer

By: /s/ RICHARD KIM                                                                                             Date:
       Richard Kim                                                                                                         June 22, 2005
       Vice President of Marketing and Human Resources
       and Acting Chief Financial Officer