Form 10-Q/A
period 2005-04-30
TELEVIDEO INC
filed 2005-07-13
CIK 353779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

TELEVIDEO, INC.

INDEX

PART I. FINANCIAL INFORMATION

TELEVIDEO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	April 30, 2005	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$343	$747
Accounts receivable, net	365	912
Loan to related party	200	200
Inventories, net	1,459	1,504
Prepaids and other current assets	130	79
Total current assets	2,497	3,442
Property, plant and equipment, net	4,873	4,918
Mortgage escrow deposits	583	693
Investment in affiliate	-	72
Total assets	$7,953	$9,125
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$663	$852
Accrued liabilities	903	506
Related party note payable	3,867	4,017
Mortgage loan payable - current	130	106
Total current liabilities	5,563	5,481
Mortgage loan payable, less current portion	8,621	8,669
Total liabilities	14,184	14,150
Commitments and contingencies (Note 2)
Stockholders' deficit:
Preferred stock, $0.01 par value Authorized - 3,000,000 shares Outstanding - None as of April 30, 2005 and October 31, 2004	-	-
Common stock, $0.01 par value; Authorized - 20,000,000 shares Outstanding - 11,309,772 shares at April 30, 2005 and October 31, 2004 (net of 120,000 treasury shares)	453	453
Additional paid-in capital	95,735	95,735
Accumulated deficit	(102,419)	(101,213)
Total stockholders' deficit	(6,231)	(5,025)
Total liabilities and stockholders' deficit	$7,953	$9,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net sales	$1,437	$2,238	$3,149	$5,129
Cost of sales	1,134	1,735	2,363	3,916
Gross profit	303	503	786	1,213
Operating expenses:
Sales and marketing	230	398	435	818
Research and development	84	144	190	296
General and administration	597	451	865	900
Total operating expenses	911	993	1,490	2,014
Loss from operations	(608)	(490)	(704)	(801)
Rental income	-	-	-	163
Gain on CNET stock sale	-	-	-	203
Gain on extinguishment of related party note payable	100	-	100	-
Impairment losses on investment in affiliate	-	-	(22)	-
Interest expenses, net	(351)	(137)	(597)	(245)
Other income, net	15	153	17	293
Net loss	$(844)	$(474)	$(1,206)	$(387)
Net loss per share, basic and diluted	$(0.07)	$(0.04)	$(0.11)	$(0.03)
Weighted-average shares outstanding	11,310	11,310	11,310	11,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,206)	$(387)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	45	228
Gain on marketable securities	-	(203)
Impairment losses on investment in affiliate	22	-
Gain on extinguishment of related party note payable	(100)	-
Changes in operating assets and liabilities:
Accounts receivable	547	(507)
Prepaids, other current assets and mortgage escrow deposits	59	(131)
Inventories	45	1,802
Accounts payable	(189)	(2,092)
Accrued liabilities	397	175
Deferred rent	-	60
Deferred gain	-	(269)
Net cash used in operating activities	(380)	(1,324)
Cash flows from investing activities:
Proceeds from sale of marketable securities	-	289
Principal payments on note receivable	-	14
Loan to related party	-	(200)
Net cash provided by investing activities	-	103
Cash flows from financing activities:
Proceeds from issuance of note payable	-	800
Payments on capital lease obligation	-	(66)
Payments on mortgage loan	(24)	-
Net cash provided by (used in) financing activities	(24)	734
Net decrease in cash and cash equivalents	(404)	(487)
Cash and cash equivalents at beginning of period	747	596
Cash and cash equivalents at end of period	$343	$109

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

The following table reconciles changes in the Company's accrued warranty, which is included in accrued expenses and related costs for the three-month period ended April 30, 2005 (unaudited, in thousands):

Beginning accrued warranties and related costs	$47
Warranties accrued	11
Warranties settled	(15)
Ending accrued warranties and related costs	$43

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

During fiscal years 2003 and 2004, Xeline, Synertech and Ningbo China were written off from the Company's books due to permanent impairments in their fair market value, and, consequently, the value of the assets granted as security for this note was reduced.

During the quarter ended April 30, 2005, the Company paid down $150,000 of principal on the note payable in exchange for its investments in Biomax and Xeline for $50,000 and $100,000, respectively. At the end of year 2004, Xeline recorded a large stockholders deficit and the Company considered that it was a permanent impairment in the value of this investment. Consequently, the investment balance of approximately $0.2 million was written off as of October 31, 2004. In April 2005, due to the exchange transaction with Gemma Hwang, we recorded $100,000 gain on extinguishment of related party note payable in our financial statements.

Additionally, the Company has entered into a loan agreement with a related party. See Note 4 for more information regarding this transaction.

See Note 8 related to line of credit request for payment.

NOTE 4. RELATED PARTY TRANSACTIONS

TeleMann Sublease and Loan Receivable
The Company's CEO, Dr. K. Philip Hwang, is a 5% shareholder of TeleMann, Inc., a subsidiary of Global Telemann Systems, Inc. ("GTS"), a privately held company. Starting in 1999, GTS subleased a portion of the building located at 2345 Harris Way from the Company. From January 2001 to November 2004, GTS was unable to pay the monthly rental obligations under the lease agreement. In the first quarter of fiscal year 2004, the Company agreed to lend GTS up to $0.2 million, with an annual interest rate of 6%. In the first and second quarters of fiscal year 2004, GTS borrowed a total of $0.2 million. In the third quarter of fiscal 2004, the Company agreed to increase the maximum amount of this loan to $0.3 million and GTS borrowed an additional $0.1 million. The loan is personally guaranteed up to $0.2 million by the Company's CEO, Dr. K. Philip Hwang, and was expected to be paid back by November 30, 2004. As of April 30, 2005, the balance of the loan was $0.2 million and $0.1 million was reserved. As of July 13, 2005, these loans to GTS have not been repaid, and the Company hired an outside counsel to help with the collection process.

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

NOTE 7. PURCHASE of TVCA, LLC and TVCA, INC

In December 1998, the Company sold its main facility (land and building) for approximately $11.0 million and concurrently leased back this facility over a 15-year lease term expiring in December 2013. The land component had been recorded as an operating lease. The building component had been accounted for as a capital lease, and was recorded at the fair value of approximately $6.3 million. As a result of the sale and leaseback, a deferred gain of approximately $8.0 million was recorded. The deferred gain attributable to the land element, which approximates $3.5 million, has been amortized over the 15-year lease life on a straight-line method. The deferred gain attributable to the building element, which approximates $4.5 million, had been amortized over the leased building asset life or over the 15-year lease term, on the straight-line method.

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

Beginning in February 2005, the Company has been unable to make the monthly payments of $68,000 for principal and interest required under the loan agreement. As of April 30, 2005, because the Company was unable to make scheduled payments starting in February 2005, additional interest and late fees in the amount of approximately $0.4 million have been accrued in accordance with the mortgage loan agreement.

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

Line of Credit Request for Payment

In June 2005 the Company received a letter from Mrs. Hwang, a related party, requesting immediate payment of approximately $4.3 million, representing total principal and accrued interest owed by the Company for the note as of that date. During the three month period ended April 30, 2005, the Company repaid Mrs. Hwang $150,000 in exchange for its investments in Biomax and Xeline. The Company has been unable to make additional cash payments on the line of credit due to its current liquidity status. See Note 3 for more information regarding this related party note payable.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of sales:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.9	77.5	75.0	76.4
Gross profit	21.1	22.5	25.0	23.6
Operating expenses:
Sales and marketing	16.0	17.8	13.8	15.9
Research and development	5.8	6.4	6.0	5.8
General and administration	41.6	20.2	27.5	17.5
Total operating expenses	63.5	44.4	47.3	39.3
Loss from operations	(42.4)	(21.9)	(22.4)	(15.6)
Rental income	-	-	-	3.2
Gain on CNET stock sale	-	-	-	4.0
Gain on revaluation of investment in affiliate	7.0	-	3.2	-
Impairment losses on investment in affiliate	-	-	(0.7)	-
Interest expenses, net	(24.4)	(6.1)	(19.0)	(4.8)
Other income, net	1.1	6.8	0.5	5.7
Net loss	(58.8)	(21.2)	(38.3)	(7.5)

Three Months Ended April 30, 2005 compared to Three Months Ended April 30, 2004

Net Sales
Net sales for the second quarter of the fiscal year 2005 were approximately $1.4 million, compared to approximately $2.2 million for the same period in 2004, a decrease of approximately $0.8 million, or 36%.

Net sales of thin client products decreased in the second quarter of the fiscal year 2005 to approximately $1.2 million, from approximately $1.9 million in the same period in 2004. The decrease is due principally to an agreement signed with Neoware to sell our thin client business, resulting in Neoware to become our sole thin client distributor starting January 2005. All of our old customers were requested to order directly from Neoware, resulting in delays in credit applications and order processing.

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

General and Administrative
General and administrative expenses were approximately $0.6 and $0.5 million for second quarters of fiscal years 2005 and 2004, respectively, an increase of approximately $0.1 million or 32%, due primarily to real estate taxes paid for our headquarter property, after the purchase of TVCA, LLC in August 2004.

Gain on extinguishment of related party note payable
At the end of the fiscal year 2004, Xeline recorded a large stockholders deficit and the Company considered that it was a permanent impairment in the value of this investment. Consequently, the investment balance of approximately $0.2 million was written off as of October 31, 2004. In April 2005, this investment was exchanged for $0.1 million of note payable owed to Gemma Hwang. Consequently, we recorded a gain on extinguishment of related party note payable of $0.1 million in our financial statements.

Interest Expense, net
Interest expense was approximately $0.4 million for the second quarter of fiscal year 2005, compared to approximately $0.1 million during the same period in fiscal year 2004, an increase of approximately $0.3 million or 156%. The increase is due to the purchase of TVCA, LLC in August 2004, resulting in an increase of interest expense due to the mortgage loan payable.

Other Income
Other income decreased from approximately $0.2 million for the second quarter of fiscal year 2004 to approximately $15,000 for the same period in 2005, a decrease of approximately $0.1 million or 90%. The decrease of other income is due principally to the termination of our sale-leaseback transaction in August 2004.

Net Loss
In the second quarter of fiscal year 2005, net loss was approximately $0.8 million, compared to a net loss of approximately $0.5 million for the same period in 2004, an increase of approximately $0.4 million or 78%.

Six Months Ended April 30, 2005 compared to Six Months Ended April 30, 2004

Net Sales
Net sales for the first six months of fiscal year 2005 were approximately $3.1 million, compared to approximately $5.1 million for the same period in 2004, a decrease of approximately $2.0 million, or 39%.

Net sales of thin client products decreased in the first six months of fiscal year 2005 to approximately $2.5 million, from approximately $4.4 million in the same period in 2004. The decrease is due principally to an agreement signed with Neoware to sell our thin client business, resulting in Neoware to become our sole thin client distributor starting January 2005. All of our old customers were requested to order directly from Neoware, resulting in delays in credit applications and orders processing.

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

Gain on extinguishment of related party note payable
At the end of the fiscal year 2004, Xeline recorded a large stockholders deficit and the Company considered that it was a permanent impairment in the value of this investment. Consequently, the investment balance of approximately $0.2 million was written off as of October 31, 2004. In April 2005, this investment was exchanged for $0.1 million of note payable owed to Gemma Hwang. Consequently, we recorded a gain on extinguishment of related party note payable of $0.1 million in our financial statements.

Impairment losses on investment in affiliate
During the first six months of the fiscal year 2005, the fair market value of Biomax decreased and, consequently, the value of this investment on our financial statements war reduced by approximately $22,000.

Interest Expense, net
Interest expense was approximately $0.6 million for the first six months of fiscal 2005, compared to approximately $0.2 million during the first six months of fiscal years 2004, an increase of approximately $0.3 million or 144%. The increase is due to the purchase of TVCA, LLC in August 2004, resulting in an increase of interest expense due to the mortgage loan payable.

Other Income
Other income decreased from approximately $0.3 million for the first six months of fiscal year 2004 to approximately $17,000 for the same period in 2005, a decrease of approximately $0.3 million or 94%. The decrease of other income is due principally to the termination of our sale-leaseback transaction in August 2004.

Net Loss
In the first six months of fiscal year 2005, net loss was approximately $1.2 million, compared to a net loss of approximately $0.4 million for the same period in 2004, an increase of approximately $0.8 million or 212%.

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

In December 1998, we sold our 69,360 square foot headquarters building in San Jose, California, including land and improvements, to TVCA, LLC, a Delaware limited liability company ("TVCA") unaffiliated with us, for $11.0 million. Consideration consisted of $8.25 million in cash and a $2.75 million promissory note. The interest rate for this note was 7.25% per annum. Principal and accrued interest were payable in equal monthly installments of $21,735 on the first day of each month through December 1, 2013, with the remaining principal due at that time.

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

In November 2003, we increased the maximum amount of our line of credit with Mrs. Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. As of April 30, 2005, the credit line with Mrs. Hwang was fully utilized, having a balance of approximately $4.3 million, including approximately $4.0 million principal and approximately $0.3 million accrued interest. In December 2003, Mrs. Hwang refused to extend additional funding to our Company.

During fiscal years 2003 and 2004, Xeline, Synertech and Ningbo China were written off from the Company's books due to permanent impairments in their fair market value, and, consequently, the value of the assets granted as security for this note was reduced.

During the quarter ended April 30, 2005, the Company exchanged its investments in the common stock of Biomax for $50,000 and Xeline for $100,000 of principal owed to Mrs. Hwang. At the end of year 2004, Xeline recorded a large stockholders deficit and the Company considered that it was a permanent impairment in the value of this investment. Consequently, the investment balance of approximately $0.2 million was written off as of October 31, 2004. In April 2005, due to the exchange transaction with Gemma Hwang,  we recorded $100,000 gain on extinguishment of related party note payable in our financial statements.

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

TELEVIDEO, INC.
(Registrant)

By: /s/ K. PHILIP HWANG                                                                                      Date:
       K. Philip Hwang                                                                                                  July 13, 2005
       Chairman of the Board and Chief Executive Officer

By: /s/ RICHARD KIM                                                                                             Date:
       Richard Kim                                                                                                         July 13, 2005
       Vice President of Marketing and Human Resources
       and Acting Chief Financial Officer