Form 10-Q
period 2005-07-31
TELEVIDEO INC
filed 2005-09-21
CIK 353779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2005

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        The number of shares outstanding of registrant's Common Stock, as of September 3, 2005 is: 11,309,772.

TELEVIDEO, INC.

INDEX

PART I. FINANCIAL INFORMATION

TELEVIDEO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	July 31, 2005	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$163	$747
Accounts receivable, net	805	912
Loan to related party	200	200
Inventories, net	1,068	1,504
Prepaids and other current assets	126	79
Total current assets	2,362	3,442
Property, plant and equipment, net	4,851	4,918
Mortgage escrow deposits	601	693
Investment in affiliate	-	72
Total assets	$7,814	$9,125
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$642	$852
Accrued liabilities	1,371	506
Related party note payable	3,867	4,017
Mortgage loan payable - current	8,751	106
Total current liabilities	14,631	5,481
Mortgage loan payable, less current portion	-	8,669
Total liabilities	14,631	14,150
Commitments and contingencies (Note 2)
Stockholders' deficit:
Common stock, $0.01 par value; Authorized - 20,000,000 shares Outstanding - 11,309,772 shares at July 31, 2005 and October 31, 2004 (net of 120,000 treasury shares)	453	453
Additional paid-in capital	95,735	95,735
Accumulated deficit	(103,005)	(101,213)
Total stockholders' deficit	(6,817)	(5,025)
Total liabilities and stockholders' deficit	$7,814	$9,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net sales	$1,858	$2,330	$5,007	$7,460
Cost of sales	1,533	1,864	3,896	5,782
Gross profit	325	466	1,111	1,678
Operating expenses:
Sales and marketing	223	294	658	1,112
Research and development	23	123	212	419
General and administration	305	468	1,171	1,367
Total operating expenses	551	885	2,041	2,898
Loss from operations	(226)	(419)	(930)	(1,220)
Rental income	-	-	-	163
Gain on CNET stock sale	-	-	-	203
Gain on extinguishment of related party note payable	-	-	100	-
Impairment losses on investment in affiliate	-	-	(22)	-
Interest expenses, net	(367)	(121)	(964)	(365)
Other income, net	7	137	24	429
Net loss	$(586)	$(403)	$(1,792)	$(790)
Net loss per share, basic and diluted	$(0.05)	$(0.04)	$(0.16)	$(0.07)
Weighted-average shares outstanding	11,310	11,310	11,310	11,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,792)	$(790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	340
Gain on marketable securities	-	(203)
Impairment losses on investment in affiliate	22	-
Gain on extinguishment of related party note payable	(100)	-
Changes in operating assets and liabilities:
Accounts receivable	107	(434)
Inventories	436	2,504
Prepaids, other current assets and mortgage escrow deposits	45	(236)
Accounts payable	(210)	(2,226)
Accrued liabilities	865	501
Deferred rent	-	91
Deferred gain	-	(404)
Net cash used in operating activities	(560)	(857)
Cash flows from investing activities:
Proceeds from sale of marketable securities	-	289
Principal payments on note receivable	-	14
Loan to related party	-	(220)
Net cash provided by investing activities	-	83
Cash flows from financing activities:
Proceeds from issuance of note payable	-	800
Payments on capital lease obligation	-	(66)
Payments on mortgage loan	(24)	-
Net cash (used in) provided by financing activities	(24)	734
Net decrease in cash and cash equivalents	(584)	(40)
Cash and cash equivalents at beginning of period	747	596
Cash and cash equivalents at end of period	$163	$556

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004 filed with the SEC on June 9, 2005. The results of operations for the three and nine-month period ended July 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending October 31, 2005 or any other period.

The Company used net cash in operations of approximately $0.6 million and $0.9 million for the nine-month periods ended July 31, 2005 and 2004, respectively.  For the first nine months of fiscal 2005, net cash used in operating activities was principally due to a loss from operations and a decrease in accounts payable, partially offset by a decrease in accounts receivable and inventory and an increase in accrued liabilities. For the nine month period ended July 31, 2004, net cash used in operating activities of approximately $0.9 million was primarily attributable to a decrease in accounts payable and an increase in accounts receivable and prepayments, partially offset by a decrease in inventories and an increase in accrued liabilities. The decrease in accounts payable was due principally to payments made during the period for inventory acquired at the end of fiscal 2003 related to the replacement of our old motherboard for thin clients, VIA, with a new motherboard, TRANSMETA, while the decrease in inventory and increase in accounts receivable were due to an increase in total net sales for the nine month period ended July 31, 2004.

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

In January 2005, the Company entered into a definitive agreement with Neoware, Inc. ("Neoware"), one of its competitors, under which Neoware will acquire the Company's thin client business including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements for $5 million in cash plus a potential earn-out based upon performance. In addition, starting January 12, 2005, TeleVideo has retained Neoware as its exclusive distributor and sales agent and all TeleVideo thin client products are available directly from Neoware. The agreement was amended on June 14, 2005, reducing the purchase price to $4 million, increasing the potential earn-out, and extending the termination date of the agreement. The transaction is subject to regulatory approval, and the acquisition is expected to close in September 2005.

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

Allowance for Doubtful Accounts
The Company makes ongoing assumptions relating to the collectibility of accounts receivable in the calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously incurred. The Company also considers the historical level of credit losses. The Company's reserves historically have been adequate to cover actual credit losses.Accounts receivable includes allowances for doubtful accounts of approximately $0.1 million as of July 31, 2005 and October 31, 2004.

Inventories, net
Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard cost basis (which approximates average cost) for both finished goods and work-in-process and includes material, labor and manufacturing overhead costs.

Inventories consisted of the following (in thousands):

	July 31, 2005	October 31, 2004
	(unaudited)
Purchased parts and subassemblies	$356	$350
Work-in-process	35	158
Finished goods	677	996
	$1,068	$1,504

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

The following table reconciles changes in the Company's accrued warranty, which is included in accrued expenses and related costs for the three-month period ended July 31, 2005 (unaudited, in thousands):

Beginning accrued warranties and related costs	$43
Warranties accrued	25
Warranties settled	(12)
Ending accrued warranties and related costs	$56

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

During the quarter ended April 30, 2005, the Company paid down $150,000 of principal on the note payable in exchange for its investments in Biomax and Xeline for $50,000 and $100,000, respectively. At the end of year 2004, Xeline recorded a large stockholders deficit and the Company considered that it was a permanent impairment in the value of this investment. Consequently, the investment balance of approximately $0.2 million was written off as of October 31, 2004. In April 2005, due to the exchange transaction with Gemma Hwang, the Company recorded $100,000 gain on extinguishment of related party note payable in the financial statements.

Additionally, the Company has entered into a loan agreement with a related party. See Note 4 for more information regarding this transaction.

In June 2005, the Company received a letter from Mrs. Hwang, a related party, requesting immediate payment of approximately $4.3 million, representing total principal and accrued interest owed by the Company for the note as of that date. However, the Company has been unable to make cash payments on the line of credit due to its current liquidity status.

NOTE 4. RELATED PARTY TRANSACTIONS

TeleMann Sublease and Loan Receivable
The Company's CEO, Dr. K. Philip Hwang, is a 5% shareholder of TeleMann, Inc., a subsidiary of Global Telemann Systems, Inc. ("GTS"), a privately held company. Starting in 1999, GTS subleased a portion of the building located at 2345 Harris Way from the Company. From January 2001 to November 2004, GTS was unable to pay the monthly rental obligations under the lease agreement. In the first quarter of fiscal year 2004, the Company agreed to lend GTS up to $0.2 million, with an annual interest rate of 6%. In the first and second quarters of fiscal year 2004, GTS borrowed a total of $0.2 million. In the third quarter of fiscal 2004, the Company agreed to increase the maximum amount of this loan to $0.3 million and GTS borrowed an additional $0.1 million. The loan is personally guaranteed up to $0.2 million by the Company's CEO, Dr. K. Philip Hwang, and was expected to be paid back by November 30, 2004. As of July 31 2005, the balance of the loan was $0.2 million and $0.1 million was reserved. As of July 31, 2005, these loans to GTS have not been repaid, and the Company has hired an outside counsel to help with the collection process. Counsel has provided TeleVideo with drafts of the filings required to proceed with the collection process. The Company is reviewing those filings and expects to proceed as soon as possible.

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

NOTE 6. SEGMENT REPORTING/CONCENTRATIONS

The Company operates in two operating segments. One segment designs, produces, and markets high performance thin client network devices and terminals designed for office and home automation both domestically and internationally ("computer terminals") and the other segment owns and operates an office building in San Jose, California as the result of the Company's acquisition of TVCA, LLC during fiscal year 2004 ("office building"). The Company maintains all of its long lived assets in the United States of America. The Company's chief executive officer reviews a single set of financial data that encompasses the Company's entire operations for purposes of making operating decisions and assessing performance.

The table below presents information about certain revenues and income from operations used by the chief operating decision maker of the Company for the three and nine-months ended July 31, 2005 and 2004 (in thousands):
	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenue:
Computer terminals	$1,858	$2,330	$5,007	$7,460
Office building	-	-	-	-
Consolidated total revenue	$1,858	$2,330	$5,007	$7,460

Net loss:
Computer terminals	$(215)	$(403)	$(766)	$(790)
Office building	(371)	-	(1,026)	-
Consolidated net loss	$(586)	$(403)	$(1,792)	$(790)

Assets by segment were as follows (in thousands):

	July 31, 2005	October 31, 2004
Computer terminals	$2,422	$3,596
Office building	5,392	5,529
Consolidated total assets	$7,814	$9,125

TeleVideo had export sales, primarily to Europe, Asia and Latin America, of approximately $0.3 million in the third quarter of the fiscal year 2005 and $0.1 million in the same period of fiscal 2004, representing 14% and 2% of total net sales, respectively.

The Company's sales are represented in principal by two main products, thin clients and terminals. Below is the break-out of sales of these products for each of three and nine-month periods ended July 31, 2005 and 2004, (unaudited, in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
Product	2005	2004	2005	2004
Thin client	$1,415	$1,910	$3,891	$6,268
Terminals	432	370	1,088	1,126
Others	11	50	28	66
Total	$1,858	$2,330	$5,007	$7,460

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

The fair market value of the property was appraised by an independent certified appraiser at $4.9 million and the Company received mortgage loan escrow deposits of approximately $0.7 million. The total amount of the mortgage loan assumed by the Company, for which the property served as security, was approximately $8.8 million, and the resulting difference between the assets received and debt assumed of $3.4 million was recorded as goodwill. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The conditions that indicate a goodwill impairment exist is that the primary assets of TVCA, LLC, land and a building, is essentially vacant without any prospects of being leased in the near future. As of October 31, 2004, the Company recognized an impairment charge of $3.4 million for the book value of the goodwill.

The balance of the secured loan mortgage for the headquarters property was $8.8 million at April 30, 2005, with an interest rate of 8% per annum. Scheduled monthly payments are $68,000, including principal and interest, and the maturity date for this loan is January 1, 2009, when all remaining outstanding principal and interest must be paid.

Beginning in February 2005, the Company has been unable to make the monthly payments of $68,000 for principal and interest required under the loan agreement. As of July 31, 2005, due to the Company's incapacity to make scheduled payments starting in February 2005, additional interest and late fees in the amount of approximately $0.7 million have been accrued in accordance with the mortgage loan agreement. Under the terms of the promissory note agreement, the entire principal owing on the mortgage loan becomes immediately due and payable without notice for lack of payment. Accordingly, the entire principal balance has been reflected as currently payable in the accompanying financial statements. See note 8 for information related to foreclosure procedures initiated by the lender in August 2005.

NOTE 8. SUBSEQUENT EVENTS

Due to financial difficulties, starting in January 2005, the Company's stopped its rental payments to TVCA. As a result, TVCA was unable to make its payments required under the loan agreement and foreclosure proceedings were initiated against TVCA. TeleVideo and TVCA did not challenge such proceedings and assisted in expediting such process. In August 2005, John Connolly was named as the court appointed receiver for the headquarter property. On August 12, 2005, with the assistance of Mr. Connolly, TeleVideo entered into a Lease Termination Agreement and a new Industrial Lease with CW Capital Asset Management LLC ("CW Capital"). The Lease Termination Agreement terminated all obligations under TeleVideo prior lease on the condition that TeleVideo pay $75,000 to CW Capital upon closing of the transaction with Neoware. The Industrial Lease provides for a one-year lease of a majority of the headquarters building for TeleVideo at a monthly rent of $45,000. In order to assist TeleVideo in managing its cash flow, CW capital agreed to allow TeleVideo to defer $10,000 of the $45,000 monthly rent obligation until the close of the Neoware transaction. Additionally, $17,000 was paid in August 2005 upon signing of this agreement for prorated rent.

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

Recent Events

Sale of Thin Client Business
In January 2005, the Company entered into a definitive agreement with Neoware, Inc. ("Neoware"), one of its competitors, under which Neoware will acquire the Company's thin client business including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements for $5 million in cash plus a potential earn-out based upon performance. In addition, starting January 12, 2005, TeleVideo has retained Neoware as its exclusive distributor and sales agent and all TeleVideo thin client products are available directly from Neoware. The transaction is subject to regulatory approval, and the acquisition is expected to close in September 2005. The agreement was amended on June 14, 2005, reducing the purchase price to $4 million, increasing the potential earn-out, and extending the termination date of the agreement.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of sales:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.5	80.0	77.8	77.5
Gross profit	17.5	20.0	22.2	22.5
Operating expenses:
Sales and marketing	12.0	12.6	13.1	14.9
Research and development	1.2	5.3	4.3	5.6
General and administration	16.4	20.0	23.4	18.3
Total operating expenses	29.6	37.9	40.8	38.8
Loss from operations	(12.1)	(18.0)	(18.6)	(16.4)
Rental income	-	-	-	2.2
Gain on CNET stock sale	-	-	-	2.7
Gain on extinguishments of note payable	-	-	2.0	-
Impairment losses on investment in affiliate	-	-	(0.4)	-
Interest expenses, net	(19.8)	(5.2)	(19.3)	(4.9)
Other income, net	0.4	5.9	0.5	5.8
Net loss	(31.5)	(17.3)	(35.8)	(10.6)

Three Months Ended July 31, 2005 compared to Three Months Ended July 31, 2004

Net Sales
Net sales for the third quarter of the fiscal year 2005 were approximately $1.9 million, compared to approximately $2.3 million for the same period in 2004, a decrease of approximately $0.5 million, or 20%.
Net sales of thin client products decreased in the third quarter of the fiscal year 2005 to approximately $1.4 million, from approximately $1.9 million in the same period in 2004. The decrease is due principally to an agreement signed with Neoware to sell our thin client business, resulting in Neoware becoming our sole thin client distributor starting January 2005. All of our old customers were requested to order directly from Neoware, resulting in delays in credit applications and order processing.

Cost of Sales
Cost of sales was approximately $1.5 million for the third quarter of fiscal year 2005, compared to $1.9 million for the same period in 2004, a decrease of approximately $0.3 million or 18%. As a percent of net sales, cost of sales was approximately 83% for the third quarter of fiscal 2005, compared to 80% for the same period in 2004. The decrease of cost of sales is primarily due to the decrease of total net sales.

Sales and Marketing
Sales and marketing expenses were approximately $0.2 million for the third quarter of fiscal 2005, compared to approximately $0.3 million for the same period in 2004, a decrease of approximately $0.1 million, or 24%. The decrease is due to the decrease of payroll and related expense, after the reduction of sales and marketing personnel during fiscal year 2005. As a percent of net sales, sales and marketing expenses decreased to approximately 12% for the third quarter of fiscal 2005, from approximately 13% for the same period in 2004.

Research and Development
Research and development expenses decreased to approximately $23,000 in the third quarter of fiscal 2005 from approximately $0.1 million in the same period of fiscal 2004, a decrease of $0.1 million or 81%. The decrease is due to the decrease of payroll and related expenses after the headcount of this department was reduced during fiscal year 2005.

General and Administrative
General and administrative expenses were approximately $0.3 and $0.5 million for third quarters of fiscal years 2005 and 2004, respectively, a decrease of approximately $0.2 million or 35%, due primarily to the decrease of accounting expenses related to the audit and restatements of our financial statements.

Interest Expense, net
Interest expense was approximately $0.4 million for the third quarter of fiscal year 2005, compared to approximately $0.1 million during the same period in fiscal year 2004, an increase of approximately $0.2 million or 203%. The increase is due to the purchase of TVCA, LLC in August 2004, resulting in an increase of interest expense due to the mortgage loan payable.

Other Income
Other income decreased from approximately $0.1 million for the third quarter of fiscal year 2004 to approximately $7,000 for the same period in 2005, a decrease of approximately $0.1 million or 95%. The decrease of other income is due principally to the termination of our sale-leaseback transaction in August 2004.

Nine Months Ended July 31, 2005 compared to Nine Months Ended July 31, 2004

Net Sales
Net sales for the first nine months of fiscal year 2005 were approximately $5.0 million, compared to approximately $7.5 million for the same period in 2004, a decrease of approximately $2.5 million, or 33%.
Net sales of thin client products decreased in the first nine months of fiscal year 2005 to approximately $3.9 million, from approximately $6.3 million in the same period in 2004. The decrease is due principally to an agreement signed with Neoware to sell our thin client business, resulting in Neoware becoming our sole thin client distributor starting January 2005. All of our old customers were requested to order directly from Neoware, resulting in delays in credit applications and orders processing.

Cost of Sales
Cost of sales was approximately $3.9 million for the first nine months of fiscal year 2005, compared to $5.8 million in the same period in 2004, a decrease of approximately $1.9 million or 33%. As a percent of net sales, cost of sales was approximately 78% for the first nine months of fiscal years 2005 and 2004. The decrease of cost of sales is primarily due to the decrease of total net sales.

Sales and Marketing
Sales and marketing expenses were approximately $0.7 million for the first nine months of fiscal 2005, compared to approximately $1.1 million for the same period in 2004, a decrease of approximately $0.5 million or 41%. The decrease is due to the reduction of sales and marketing personnel and the reduction in commission expense attributable to decreased sales activity. As a percent of net sales, sales and marketing expenses decreased to approximately 13% for the first nine months of fiscal 2005, from approximately 15% for the same period in 2004.

Research and Development
Research and development expenses decreased from approximately $0.4 million for the first nine months of fiscal 2004 to approximately $0.2 million for the same period in 2005, a decrease of approximately $0.2 million, or 49%, primarily due to the decrease of payroll and related expenses after the headcount of this department was reduced during fiscal year 2005.

General and Administrative
General and administrative expenses were approximately $1.2 million for the first nine months of fiscal years 2005, compared to approximately $1.4 million in the same period of fiscal 2004, a decrease of approximately $0.2 million or 14%. The decrease is due to the decrease of accounting expenses due to the prior year restatement of our financial statements.

Rental Income
Rental income was approximately $0.2 million for the first nine months of fiscal 2004. No rental income was recorded in the first nine months of fiscal 2005, due to the termination of sublease agreement in January 2004.

Gain on CNET Stock Sales
In the first six months of fiscal 2004, the Company recorded a gain of approximately $0.2 million from the sale of CNET stock. No sale of marketable securities was made during the first six months of fiscal year 2005.

Gain on extinguishment of related party note payable
At the end of the fiscal year 2004, Xeline recorded a large stockholders' deficit and the Company considered that it was a permanent impairment in the value of this investment. Consequently, the investment balance of approximately $0.2 million was written off as of October 31, 2004. In April 2005, this investment was exchanged for $0.1 million of note payable owed to Gemma Hwang. Consequently, we recorded a gain on extinguishment of related party note payable of $0.1 million in our financial statements.

Impairment losses on investment in affiliate
During the first nine months of the fiscal year 2005, the fair market value of Biomax decreased and, consequently, the value of this investment in our financial statements war reduced by approximately $22,000.

Interest Expense, net
Interest expense was approximately $1.0 million for the first nine months of fiscal 2005, compared to approximately $0.4 million during the first nine months of fiscal years 2004, an increase of approximately $0.6 million or 164%. The increase is due to the purchase of TVCA, LLC in August 2004, resulting in an increase of interest expense due to the mortgage loan payable.

Other Income
Other income decreased from approximately $0.4 million for the first nine months of fiscal year 2004 to approximately $24,000 for the same period in 2005, a decrease of approximately $0.4 million or 94%. The decrease of other income is due principally to the termination of our sale-leaseback transaction in August 2004.

Liquidity and Capital Resources

For the nine month period ended July 31, 2005, net cash used in operating activities of approximately $0.6 million was primarily attributable to a net loss and a decrease in accounts payable, partially offset by a decrease in inventory and accounts receivable and an increase in accrued liabilities. The decrease of accounts payable was primarily due to payments for inventory acquired at the end of fiscal year 2004, while the decrease of accounts receivable and inventory was due to a decrease in net sales. The increase in accrued liabilities was due to unpaid interest for the headquarters' property and Gemma Hwang loans. For the nine month period ended July 31, 2004, net cash used in operating activities of $0.9 million was primarily attributable to a net loss from operations, a decrease in accounts payable and an increase in accounts receivable and prepaids, partially offset by a decrease in inventories and an increase in accrued liabilities. The decrease in accounts payable was due to payments made during the period for inventory acquired at the end of fiscal year 2003 related to the replacement of our old motherboard for thin clients, VIA, with a new motherboard, TRANSMETA, while the decrease in inventory and increase in accounts receivable were due to an increase in net sales. Prepayments were also made during the period to our suppliers in connection with purchase orders issued. The increase in accrued liabilities is related to unpaid lease obligation after we stopped payments in January 2004.

For the nine month period ended July 31, 2004, net cash provided by investing activities of approximately $0.1 million was represented by proceeds from CNET stock sold in January 2004 and payments received for note receivable, partially offset by a loan granted to a related party.

For the nine month period ended July 31, 2005, net cash used in financing activities of approximately $24,000 was comprised of mortgage payments for the headquarters property loan, starting in August 2004. For the nine month period ended July 31, 2004, net cash provided by financing activities of approximately $0.7 million was comprised of amounts borrowed from Gemma Hwang under the line of credit, partially offset by lease payments against the capital lease obligation.

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

On August 9, 2004, the Company purchased all the membership interests in TVCA, LLC ("TVCA") from affiliates of its landlord. TVCA is the entity that owns the property at which the Company's headquarters are located. As consideration for the membership interests in TVCA, the Company paid $10.00. In addition to owning the property at 2345 Harris Way, TVCA is also obligated under a certain non-recourse promissory note with a principal balance of approximately $8.8 million for which the property serves as security. See Note 7 of notes to financial statements for more information about this transaction.

During fiscal year 2004, the Company had serious financial difficulties due to the continuous loss from operations, the ending of the sublease agreement with its tenant and the decision of Gemma Hwang to stop financing the Company. As a result, the Company was unable to meet its obligation under the lease agreement for the headquarters property, and the Company entered into an agreement to cancel the lease agreement and to purchase TVCA, LLC ("TVCA"), the legal entity which owned the headquarters property. In exchange, the Company assumed the loan obligations collateralized by the property. After acquiring the property in August 2004, total monthly obligations were reduced from approximately $120,000 per the lease agreement to approximately $82,000 for loan and escrow payments. At the same time, the Company continued to record losses from operations and its financial condition was deteriorating. After an analysis of the revenue forecast for fiscal year 2005, it was determined that the anticipated sales would not generate enough cash flow to continue operations through the end of the year. Consequently, if there is not a significant improvement in our operations' activities, a substantial increase in sales or a significant reduction of operational expenses, and we are unable to find additional sources of income or financing resources, including the rental of our available space at the headquarters property, we may be unable to sustain our operations through the end of fiscal 2005.

Due to financial difficulties, starting in January 2005, the Company's stopped its rental payments to TVCA. As a result, TVCA was unable to make its payments required under the loan agreement and foreclosure proceedings were initiated against TVCA. TeleVideo and TVCA did not challenge such proceedings and assisted in expediting such process. In August 2005, John Connolly was named as the court appointed receiver for the headquarter property. On August 12, 2005, with the assistance of Mr. Connolly, TeleVideo entered into a Lease Termination Agreement and a new Industrial Lease with CW Capital Asset Management LLC ("CW Capital"). The Lease Termination Agreement terminated all obligations under TeleVideo prior lease on the condition that TeleVideo pay $75,000 to CW Capital upon closing of the transaction with Neoware. The Industrial Lease provides for a one year lease of a majority of the headquarters building for TeleVideo at a monthly rent of $45,000. In order to assist TeleVideo in managing its cash flow, CW capital agreed to allow TeleVideo to defer $10,000 of the $45,000 monthly rent obligation until the close of the Neoware transaction. Additionally, $17,000 was paid in August 2005 upon signing of this agreement for prorated rent.

In January 2005, the Company entered into a definitive agreement with Neoware, Inc. ("Neoware"), one of its competitors, under which Neoware will acquire the Company's thin client business, including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements for $5 million in cash plus a potential earn-out based upon performance. In addition, as of January 12, 2005, TeleVideo retained Neoware as its exclusive distributor and sales agent and all TeleVideo thin client products are available directly from Neoware. The transaction is subject to regulatory approval and the acquisition is expected to close in September 2005. The agreement was amended on June 14, 2005, reducing the purchase price to $4 million, increasing the potential earn-out, and extending the termination date of the agreement.

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

During the quarter ended April 30, 2005, the Company exchanged its investments in the common stock of Biomax for $50,000 and Xeline for $100,000 of principal owed to Mrs. Hwang. At the end of year 2004, Xeline recorded a large stockholders deficit and the Company considered that it was a permanent impairment in the value of this investment. Consequently, the investment balance of approximately $0.2 million was written off as of October 31, 2004. In April 2005, due to the exchange transaction with Gemma Hwang, we recorded $100,000 gain from extinguishment of related party note payable in our financial statements.

In June 2005 we received a letter from Mrs. Hwang, requesting immediate payment of approximately $4.3 million, representing total principal and accrued interest owed by us under this line of credit. However, we have been unable to make additional cash payments on the line of credit due to our liquidity status.

Summary of Liquidity

We used net cash in operations of approximately $0.6 million and $0.9 million for the nine-month periods ended July 31, 2005 and 2004, respectively.  In the first quarter of 2004, we sold all CNET shares of stock, and the proceeds have been used for regular business activities. Also, in the first quarter of 2004, we increased the maximum amount of our line of credit with Gemma Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. The credit line with Gemma Hwang is fully utilized and Gemma Hwang has refused to extend additional funding to our Company.

Our loan for headquarters property has a balance of approximately $8.8 million as of July 31, 2005, and we are required to make monthly payments of approximately $68,000, including principal and interest, under the loan agreement. Beginning in February 2005, we were unable to make required monthly payments.

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

As of July 31, 2005, we had a working capital deficit of approximately $12.3 million, as compared to $2.0 million capital deficit recorded as of October 31, 2004, an increase of $10.2 million or 502%.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

In the first quarter of 2004, we increased the maximum amount of our line of credit with Gemma Hwang from $3.5 million to $4.0 million, and borrowed an additional $0.8 million under this line of credit. As of the end of the second quarter of 2005, the credit line with Gemma Hwang was fully utilized, and Gemma Hwang refused to extend additional funding to our Company. In the third quarter of fiscal year 2005, Gemma Hwang requested the repayment of entire amount owed by the Company under this line of credit. However, we have been unable to make additional cash payments on the line of credit due to our liquidity status.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk for changes in interest rates, because its line of credit with Gemma Hwang has a variable interest rate, equal to the Wall Street Journal prime rate published at the beginning of each month, plus one percent. The Company may be able to renegotiate its agreement with Gemma Hwang, regarding the interest rate, as it happened in fiscal 2002, but the success of these negotiations cannot be assured. As of July 31, 2005, the balance of this note plus accrued interest was $4.3 million and the interest rate was 7.25%.

The market risk for changes in the interest rate for the Company's investments is not significant because these investments are limited to highly liquid instruments with maturities of three months or less. At July 31, 2005, the Company had approximately $0.2 million classified as cash and cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. To address the material weaknesses in the Company's ability to prepare timely financial statements that conform with US GAAP, the Company has undertaken the following measures:

  engaged outside auditors with substantially more experience and expertise than the Company's previous auditors;
  expended over $300,000, including $240,000 to restate prior financial statements and $60,000 to retain additional experienced accounting personnel to oversee recent filings and further train the Company's internal accounting personnel; and
  investigated and pursued ways to simplify the Company's business, including the pending asset sale to Neoware described under recent events under Item 2, Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The material weakness that exists with respect to the Company's accounting records for stock options (as described in the notes to the financial statements) related to the loss of certain calculations concerning, among other things, Black-Scholes valuation of the outstanding options and the related software program to perform this and other necessary calculations. The Company's auditors were unable to complete audit work of the Company's stock option plan disclosure because the SFAS 148/123 fair value calculations were not available. However, given that no options have been granted in some time and that even a full exercise of any outstanding options would not result in a dilution of net income per share (given the Company's losses), the Company determined that the expense of performing the calculations, in terms of cash expenditures and employee training and resources, outweighed the limited benefits of such information to its stockholders. The Company therefore believes that the lack of such analysis, as further described in the notes to the financial statements, is not material to the Company's finances taken as a whole. As of July 31, 2005, this material weakness continued to exist.

The Company believes that the material weaknesses resulted primarily from the Company's attempts to reduce General and Administrative expenses over the last several years by reducing the number of its staff with finance and accounting responsibilities (especially staff with substantial US GAAP expertise), and by engaging less expensive, and somewhat less experienced predecessor auditors who were engaged to review its financial statements.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as at July 31, 2005 (the "Evaluation Date"). They have concluded that as of the Evaluation Date, in light of the weakness in the preparation of timely financial reports that conform with US GAAP as described above (which we have identified as a material weakness and which has been corrected since the Evaluation Date) and in light of the weakness in the maintenance of appropriate books and records related to stock option disclosure requirements (which we have identified as a material weakness and which has not been corrected since the Evaluation Date), our disclosure controls and procedures at that time cannot be deemed to have been effective to ensure that material information relating to us and our consolidated subsidiaries was accumulated, recorded, processed, summarized, communicated to management, including our Chief Executive Officer and our Chief Financial Officer, and reported in a timely manner.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of such controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their controls objectives. Acknowledging this, we have designed our disclosure controls and procedures to provide such reasonable assurance.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

TELEVIDEO, INC.
(Registrant)

By:     /s/ K. PHILIP HWANG                                                                                      Date:
           K. Philip Hwang                                                                                                  September 21, 2005
           Chairman of the Board and Chief Executive Officer

By:     /s/ RICHARD KIM                                                                                             Date:
           Richard Kim                                                                                                         September 21, 2005
           Vice President of Marketing and Human Resources
           and Acting Chief Financial Officer